Form 10-Q
period 2008-06-30
MANAGED FUTURES INDEX SERIES, a series of The Frontier Fund; WINTON/GRAHAM SERIES, a series of The Frontier Fund; CURRENCY SERIES, a series of The Frontier Fund; WINTON SERIES, a series of The Frontier Fund; BALANCED SERIES, a series of The Frontier Fund; LONG ONLY COMMODITY SERIES, a series of The Frontier Fund; FRONTIER FUND; LONG/SHORT COMMODITY SERIES, a series of The Frontier Fund; CAMPBELL/GRAHAM/TIVERTON SERIES, a series of The Frontier Fund
filed 2008-08-12
CIK 1389129, 1389123, 1389126, 1389124, 1389122, 1389127, 1261379, 1389128, 1389125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51274

THE FRONTIER FUND

BALANCED SERIES; WINTON/GRAHAM SERIES; WINTON SERIES;

CAMPBELL/GRAHAM/TIVERTON SERIES; CURRENCY SERIES; LONG ONLY COMMODITY

SERIES; LONG/SHORT COMMODITY SERIES; MANAGED FUTURES INDEX SERIES

(Exact Name of Registrant as specified in its Charter)

Delaware	36-6815533
(State of Organization)	(IRS Employer Identification No.)

c/o Equinox Fund Management, LLC

1660 Lincoln Street, Suite 100

Denver, Colorado 80264

(Address of Principal Executive Offices)

(303) 837-0600

(Registrant’s Telephone Number)

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Balanced Series Class 1, Class 2, Class 1a and Class 2a Units;

Winton Series Class 1 and Class 2 Units;

Campbell/Graham/Tiverton Series Class 1 and Class 2 Units;

Currency Series Class 1 and Class 2 Units;

Winton/Graham Series Class 1 and Class 2 Units;

Long/Short Commodity Series Class 1 and Class 2 Units;

Long Only Commodity Series Class 1 and Class 2 Units; and

Managed Futures Index Series Class 1 and Class 2 Units

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non –Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF JUNE 30, 2008, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

The Frontier Fund

Statements of Financial Condition

June 30, 2008 and December 31, 2007

	Balanced Series		Winton Series		Campbell/Graham/Tiverton Series (1)
	6/30/2008	12/31/2007	6/30/2008	12/31/2007	6/30/2008	12/31/2007
	(Unaudited)		(Unaudited)		(Unaudited)
ASSETS
Cash and cash equivalents	$51,199,070	$176,009,417	$36,590,099	$41,692,931	$31,473,925	$35,416,683
U.S. Government securities, at market value	116,743,969	—	35,564,414	—	25,126,996	—
Cash held at futures commodity merchants	39,154,037	52,225,010	11,807,862	—	7,880,067	12,761,730
Open trade equity	6,390,501	1,941	4,202,649	—	795,195	—
Swap contracts	41,337,114	47,241,455	—	—	—	—
Investments in unconsolidated trading companies	18,654,180	4,238,348	—	4,637,121	3,504,428	18,353,523
Inter-series receivables	4,753,128	4,535,784	—	—	—	—
Prepaid service fees - Class 1	169,996	357,855	444,844	278,573	129,130	164,924
Interest receivable	1,896,685	—	534,411	—	360,000	—
Receivable from related parties	229,810	18,836	—	105,754	56,600	—
Other assets	136,830	238,781	37,400	64,709	27,611	69,613

Total Assets	280,665,320	$284,867,427	$89,181,679	$46,779,088	$69,353,952	$66,766,473

LIABILITIES & OWNERS’ CAPITAL
LIABILITIES
Open trade deficit	$—	$—	$—	$—	$—	$96,655
Pending owner additions	728,083	228,977	—	214,912	267,749	156,300
Owner redemptions payable	345,903	278,974	21,816	9,759	396,498	19,506
Incentive fees payable to Managing Owner	3,629,078	1,487,150	736,304	327,608	596,540	—
Management fees payable to Managing Owner	125,504	122,882	102,741	64,860	172,691	116,741
Interest fees payable to Managing Owner	385,613	375,955	114,354	66,029	98,154	92,401
Trading fees payable to Managing Owner	169,061	158,231	25,686	16,215	38,454	29,681
Trailing service fees payable	426,729	398,386	49,427	10,242	104,989	98,746
Payables to related parties	1,302,382	354,403	531,440	8,179	407,189	1,305
Other liabilities	90,270	252,579	13,403	22,123	12,218	28,680

Total Liabilities	7,202,623	3,657,537	1,595,171	739,927	2,094,482	640,015

MINORITY INTERESTS	3,797,984	23,625,044	11,497,571	—	1,328,031	4,775,554
OWNERS’ CAPITAL
Managing Owner Units - Class 1	—	—	1,277	1,138	—	—
Managing Owner Units - Class 1a	207	182	—	—	—	—
Managing Owner Units - Class 2	3,282,274	2,840,146	268,006	235,392	270,980	244,457
Managing Owner Units - Class 2a	90,792	78,645	—	—	—	—
Limited Owner Units - Class 1	212,318,379	204,740,748	64,477,658	35,663,122	59,797,752	55,530,902
Limited Owner Units - Class 1a	6,043,913	5,638,318	—	—	—	—
Limited Owner Units - Class 2	46,699,748	43,113,896	11,341,996	10,139,509	5,862,707	5,575,545
Limited Owner Units - Class 2a	1,229,400	1,172,911	—	—	—	—

Total Owners’ Capital	269,664,713	257,584,846	76,088,937	46,039,161	65,931,439	61,350,904

Total Liabilities, Minority Interests and Owners’ Capital	$280,665,320	$284,867,427	$89,181,679	$46,779,088	$69,353,952	$66,766,473

Units Outstanding
Class 1	1,838,708	2,018,003	505,019	313,310	595,794	604,239
Class 1a	58,461	62,032	N/A	N/A	N/A	N/A
Class 2	386,162	410,311	85,974	87,473	55,224	58,085
Class 2a	11,979	13,110	N/A	N/A	N/A	N/A
Net Asset Value per Unit
Class 1	$115.47	$101.46	$127.68	$113.83	$100.37	$91.90
Class 1a	$103.39	$90.90	N/A	N/A	N/A	N/A
Class 2	$129.43	$112.00	$135.04	$118.61	$111.07	$100.20
Class 2a	$110.21	$95.47	N/A	N/A	N/A	N/A

(1)	The Campbell/Graham Series was renamed the Campbell/Graham/Tiverton Series on May 27, 2008

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Financial Condition

June 30, 2008 and December 31, 2007

	Currency Series		Winton/Graham Series (1)		Long Only Commodity Series
	6/30/2008	12/31/2007	6/30/2008	12/31/2007	6/30/2008	12/31/2007
	(Unaudited)		(Unaudited)		(Unaudited)
ASSETS
Cash and cash equivalents	$5,658,911	$12,715,131	$16,136,277	$3,077,061	$2,811,431	$4,275,935
U.S. Government securities, at market value	10,050,726	—	2,706,118	—	3,479,139	—
Cash held at futures commodity merchants	893,116	1,539,788	—	—	3,435	—
Open trade equity	4,845	34,703	—	—	—	—
Swap contracts	1,295,725	822,068	—	—	1,309,922	768,028
Investments in unconsolidated trading companies	—	—	1,328,031	4,775,554	—	—
Prepaid service fees - Class 1	34,526	33,387	77,302	12,215	11,875	5,101
Interest receivable	172,078	—	43,624	—	62,860	—
Receivable from related parties	4,877	86,190	1,694,822	70,739	22,355	—
Other assets	169	933	—	19,655	1,113	2,917

Total Assets	$18,114,973	$15,232,200	$21,986,174	$7,955,224	$7,702,130	$5,051,981

LIABILITIES & OWNERS’ CAPITAL
LIABILITIES
Inter-series payables	$4,753,128	$4,535,784	$—	$—	$—	$—
Pending owner additions	147,030	15,612	—	18,400	58,925	—
Owner redemptions payable	—	30,627	1,016,139	—	—	5,192
Incentive fees payable to Managing Owner	—	—	261,204	1,063	—	—
Management fees payable to Managing Owner	13,617	10,354	28,690	15,307	7,271	5,441
Interest fees payable to Managing Owner	26,649	22,752	25,572	11,584	2,450	3,016
Trading fees payable to Managing Owner	9,330	8,354	5,738	3,062	2,909	2,175
Trailing service fees payable	12,405	9,645	14,353	10,180	8,542	5,968
Payables to related parties	64,400	1,652	9,939	902	46,578	121
Other liabilities	3,504	5,414	12,377	25,743	—	—

Total Liabilities	5,030,063	4,640,194	1,374,012	86,241	126,675	21,913

OWNERS’ CAPITAL
Managing Owner Units - Class 2	538,565	513,938	53,416	44,700	222,469	170,094
Limited Owner Units - Class 1	12,196,894	9,791,812	15,923,517	6,060,207	7,087,223	4,730,889
Limited Owner Units - Class 2	349,451	286,256	4,635,229	1,764,076	265,763	129,085

Total Owners’ Capital	13,084,910	10,592,006	20,612,162	7,868,983	7,575,455	5,030,068

Total Liabilities, Minority Interests and Owners’ Capital	$18,114,973	$15,232,200	$21,986,174	$7,955,224	$7,702,130	$5,051,981

Units Outstanding
Class 1	117,367	97,273	142,327	63,767	49,400	42,701
Class 2	7,635	7,209	37,595	17,331	3,245	2,601
Net Asset Value per Unit
Class 1	$103.92	$100.66	$111.88	$95.04	$143.47	$110.79
Class 2	$116.31	$111.00	$124.72	$104.37	$150.46	$115.04

(1)	The Graham Series was renamed the Winton/Graham Series on May 27, 2008

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Financial Condition

June 30, 2008 and December 31, 2007

	Long/Short Commodity Series		Managed Futures Index Series
	6/30/2008	12/31/2007	6/30/2008	12/31/2007
	(Unaudited)		(Unaudited)
ASSETS
Cash and cash equivalents	$26,481,086	$28,837,629	$1,111,533	$332,995
U.S. Government securities, at market value	28,992,828	—	309,209	—
Cash held at futures commodity merchants	1,210,671	21,539,642	—	—
Open trade equity	5,037,191	—	—	—
Swap contracts	—	—	—
Investments in unconsolidated trading companies	—	—	293,556	634,400
Prepaid service fees - Class 1	255,587	150,263	5,986	1,742
Interest receivable	533,688	—	711	—
Receivable from related parties	328,488	91,720	5,520	—
Other assets	2,633	—	697	2,110

Total Assets	$62,842,172	$50,619,254	$1,727,212	$971,247

LIABILITIES & OWNERS’ CAPITAL
LIABILITIES
Liability to futures commodity merchants	$—	$—	$—	$—
Open trade deficit	—	11,151,267	—	—
Pending owner additions	777,055	49,444	10,330	10,000
Owner redemptions payable	81,216	26,075	—	—
Incentive fees payable to Managing Owner	680,635	214,878	—	—
Management fees payable to Managing Owner	133,157	102,236	2,607	1,261
Interest fees payable to Managing Owner	17,922	21,286	572	622
Trading fees payable to Managing Owner	19,023	15,692	652	315
Trailing service fees payable	57,669	37,752	1,223	680
Payables to related parties	30,898	2,986	69	36
Other liabilities	15,826	7,654	312	884

Total Liabilities	1,813,401	11,629,270	15,765	13,798

MINORITY INTERESTS	7,156,609	4,238,348	—	—
OWNERS’ CAPITAL
Managing Owner Units - Class 2	421,170	374,050	325,717	294,572
Limited Owner Units - Class 1	48,364,193	31,092,746	1,307,579	621,740
Limited Owner Units - Class 2	5,086,799	3,284,840	78,151	41,137

Total Owners’ Capital	53,872,162	34,751,636	1,711,447	957,449

Total Liabilities, Minority Interests and Owners’ Capital	$62,842,172	$50,619,254	$1,727,212	$971,247

Units Outstanding
Class 1	429,668	306,425	11,874	6,181
Class 2	45,638	34,136	3,498	3,215
Net Asset Value per Unit
Class 1	$112.56	$101.47	$110.12	$100.59
Class 2	$120.69	$107.19	$115.46	$104.42

The accompanying notes are an integral part of these statements.

The Frontier Fund

Condensed Schedule of Investments

June 30, 2008

(Unaudited)

	Balanced Series		Winton Series		Campbell/Graham/ Tiverton Series		Currency Series
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$(93,568)	-0.03%	$52,423	0.07%	$10,582	0.02%	$—	0.00%
Various base metals futures contracts (Far East)	(1,911)	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	248,044	0.09%	310,193	0.41%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	7,560	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	2,772	0.00%	(2,627)	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	20,246	0.01%	224,297	0.29%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	1,325,945	0.48%	441,976	0.58%	74,220	0.11%	—	0.00%
Various interest rates futures contracts (U.S.)	547,405	0.20%	149,813	0.20%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	(56,764)	-0.02%	(10,606)	-0.01%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(3,630)	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	13,858	0.01%	2,144	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	316,710	0.12%	96,830	0.13%	(120)	0.00%	—	0.00%
Various soft futures contracts (U.S.)	930,063	0.34%	741,858	0.97%	20,882	0.03%	—	0.00%
Various soft futures contracts (Europe)	177,424	0.07%	134,653	0.18%	45,415	0.07%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	694	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	(407,878)	-0.15%	(39,439)	-0.05%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	(18,432)	-0.02%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	(98,394)	-0.04%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	(112,295)	-0.04%	—	0.00%	—	0.00%	—	0.00%

Total Long Futures Contracts	$2,815,587	1.04%	$2,083,777	2.75%	$150,978	0.23%	$—	0.00%

LONG OPTIONS *	$3,405,726	1.26%	$—	0.00%	$—	0.00%	$—	0.00%

LONG CURRENCY FORWARDS *	$2,448,253	0.91%	$22,142	0.03%	$2,064,387	3.13%	$4,845	0.04%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	(744,117)	-0.28%	$106,348	0.14%	$52,105	0.08%	$—	0.00%
Various currency futures contracts (US)	(26,512)	-0.01%	(15,575)	-0.02%	(7,635)	-0.01%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	15,591	0.01%	35,271	0.05%	(933)	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	36,274	0.05%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	(198,346)	-0.07%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	(378,336)	-0.14%	57,205	0.08%	(17,516)	-0.03%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	868,848	0.32%	778,895	1.02%	(6,205)	-0.01%	—	0.00%
Various interest rates futures contracts (Far East)	308,457	0.11%	(35,067)	-0.05%	(26,687)	-0.04%	—	0.00%
Various precious metals futures contracts (U.S.)	(20,000)	-0.01%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	(192,544)	-0.07%	6,197	0.01%	(30,834)	-0.05%	—	0.00%
Various soft futures contracts (Europe)	(5,598)	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	650,508	0.24%	427,605	0.56%	67,443	0.10%	—	0.00%
Various stock index futures contracts (Canada)	52,827	0.02%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	1,567,755	0.58%	562,722	0.74%	164,829	0.25%	—	0.00%
Various stock index futures contracts (Far East)	463,510	0.18%	136,855	0.18%	24,239	0.04%	—	0.00%

Total Short Futures Contracts	$2,362,043	0.88%	$2,096,730	2.76%	$218,806	0.33%	$—	0.00%

SHORT OPTIONS *	$(2,292,893)	-0.85%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT CURRENCY FORWARDS *	$(2,348,215)	-0.87%	$—	0.00%	$(1,638,976)	-2.49%	$—	0.00%

Total Open Trade Equity	$6,390,501	2.37%	$4,202,649	5.54%	$795,195	1.20%	$4,845	0.04%

SWAPS (1)	$41,337,114	15.33%	$—	0.00%	$—	0.00%	$1,295,725	9.90%

U.S. GOVERNMENT SECURITIES

FACE VALUE	Fair Value		Fair Value		Fair Value		Fair Value
$37,050,000.00 US Treasury Bill 4.500% due 02/15/2009 (Cost $37,937,174)	$19,668,328	7.29%	$5,991,680	7.87%	$4,233,246	6.42%	$1,693,286	12.94%
$35,000,000.00 US Treasury Bill 6.500% due 02/15/2010 (Cost $37,985,938)	19,499,192	7.23%	5,940,156	7.81%	4,196,843	6.37%	1,678,725	12.82%
$35,000,000.00 US Treasury Bill 4.500% due 02/28/2011 (Cost $37,231,250)	19,104,053	7.08%	5,819,782	7.65%	4,111,797	6.24%	1,644,707	12.57%
$34,700,000.00 US Treasury Bill 4.625% due 02/29/2012 (Cost $37,302,500)	19,116,310	7.09%	5,823,516	7.65%	4,114,435	6.24%	1,645,762	12.58%
$36,500,000.00 US Treasury Bill 3.875% due 02/15/2013 (Cost $38,125,391)	19,594,336	7.27%	5,969,140	7.84%	4,217,321	6.40%	1,686,916	12.89%
$36,700,000.00 US Treasury Bill 4.000% due 02/15/2015 (Cost $38,016,039)	19,761,750	7.33%	6,020,140	7.91%	4,253,354	6.45%	1,701,329	13.00%

	$116,743,969	43.29%	$35,564,414	46.73%	$25,126,996	38.12%	$10,050,725	76.80%

*	No individual futures, forwards and option on futures contract position cosnstitued greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

	Winton/Graham Series		Long Only Commodity Series		Long/Short Commodity Series		Managed Futures Index Series
	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$40,065	0.07%	$—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	(64,580)	-0.12%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%		0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	12,689,192	23.55%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	85,360	0.16%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	13,586,393	25.22%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%		0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$26,336,430	48.88%	$—	0.00%

LONG OPTIONS *	$—	0.00%	$—	0.00%	252,911	0.47%	$—	0.00%

LONG CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	(27,600)	-0.05%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%		0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	(9,247,680)	-17.17%	—	0.00%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	(176,000)	-0.33%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(12,060,002)	-22.39%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	178,213	0.33%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$—	0.00%	$—	0.00%	$(21,333,069)	-39.61%	$—	0.00%

SHORT OPTIONS *	$—	0.00%	$—	0.00%	$(219,081)	-0.41%	$—	0.00%

SHORT CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

Total Open Trade Equity	$—	0.00%	$—	0.00%	$5,037,191	9.33%	$—	0.00%

SWAPS (1)	$—	0.00%	$1,309,922	11.85%	$—	0.00%	$—	0.00%

U.S. GOVERNMENT SECURITIES

FACE VALUE	Fair Value		Fair Value		Fair Value		Fair Value
$37,050,000.00 US Treasury Bill 4.500% due 02/15/2009 ( Cost $37,937,174 )	$455,911	2.21%	$586,145	7.74%	$4,884,539	9.07%	$52,094	3.04%
$35,000,000.00 US Treasury Bill 6.500% due 02/15/2010 ( Cost $37,985,938 )	451,990	2.19%	581,104	7.67%	4,842,535	8.99%	51,646	3.02%
$35,000,000.00 US Treasury Bill 4.500% due 02/28/2011 ( Cost $37,231,250 )	442,831	2.15%	569,328	7.52%	4,744,404	8.81%	50,599	2.96%
$34,700,000.00 US Treasury Bill 4.625% due 02/29/2012 ( Cost $37,302,500 )	443,115	2.15%	569,694	7.52%	4,747,448	8.81%	50,632	2.96%
$36,500,000.00 US Treasury Bill 3.875% due 02/15/2013 ( Cost $38,125,391 )	454,196	2.20%	583,940	7.71%	4,866,162	9.03%	51,898	3.03%
$36,700,000.00 US Treasury Bill 4.000% due 02/15/2015 ( Cost $38,016,039 )	458,075	2.22%	588,928	7.77%	4,907,740	9.11%	52,340	3.06%

	$2,706,118	13.12%	$3,479,139	45.93%	$28,992,828	53.82%	$309,209	18.07%

*	No individual futures, forwards and option on futures contract position cosnstitued greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The Frontier Fund

Condensed Schedule of Investments

December 31, 2007

	Balanced Series		Currency Series		Campbell/Graham Series		Long/Short Commodity Series			Long Only Commodity Series
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value		% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS
Various base metals futures contracts (U.S.)	$(1,365,548)	-0.53%	$—	0.00%	$(46,995)	-0.08%	$78,655		0.23%	$—	0.00%
Various currency futures contracts (US)	(23,181)	-0.01%	—	0.00%	5,213	0.01%	(29,520)		-0.08%	—	0.00%
Various currency futures contracts (Canada)	16,808	0.01%		0.00%	—	0.00%	—		0.00%		0.00%
Various currency futures contracts (Europe)	87,760	0.03%	—	0.00%	(8,656)	-0.01%	—		0.00%	—	0.00%
Various currency futures contracts (Far East)	24,523	0.01%	—	0.00%	—	0.00%	—		0.00%	—	0.00%
Various energy futures contracts (U.S.)	1,056,350	0.41%	—	0.00%	23,239	0.04%	2,390,287		6.88%	—	0.00%
Various interest rates futures contracts (US)	19,323	0.01%	—	0.00%	1,922	0.00%	52,718		0.15%	—	0.00%
Various interest rates futures contracts (Canada)	(8,845)	0.00%	—	0.00%	—	0.00%	—		0.00%	—	0.00%
Various interest rates futures contracts (Europe)	123,859	0.05%	—	0.00%	4,554	0.01%	—		0.00%	—	0.00%
Various interest rates futures contracts (Far East)	13,569	0.01%	—	0.00%	39,259	0.06%	—		0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	610,450	0.24%	—	0.00%	440	0.00%	68,860		0.20%	—	0.00%
Various soft futures contracts (U.S.)	2,125,453	0.83%	—	0.00%	(1,859)	0.00%	2,321,450		6.68%	—	0.00%
Various soft futures contracts (Europe)	(2,648)	0.00%	—	0.00%	(3,802)	-0.01%	—		0.00%	—	0.00%
Various soft futures contracts (Canada)	2,547	0.00%	—	0.00%		0.00%	—		0.00%		0.00%
Various stock index futures contracts (U.S.)	35,587	0.01%	—	0.00%	(2,020)	0.00%	(61,188)		-0.18%	—	0.00%
Various stock index futures contracts (Canada)	105,241	0.04%	—	0.00%		0.00%	—		0.00%	—	0.00%
Various stock index futures contracts (Europe)	627,236	0.24%	—	0.00%	(6,130)	-0.01%	—		0.00%	—	0.00%
Various stock index futures contracts (Far East)	808	0.00%	—	0.00%	(988)	0.00%	—		0.00%	—	0.00%

Total Long Futures Contracts	3,449,292	1.35%	—	0.00%	4,177	0.01%	4,821,262		13.88%	—	0.00%

LONG CURRENCY FORWARDS	(2,100,578)	-0.82%	120	0.00%	107,869	0.18%	—		0.00%	—	0.00%

LONG SWAPS / OPTIONS	47,241,455	18.34%	822,068	7.76%	—	0.00%	—		0.00%	768,028	15.27%

SHORT FUTURES CONTRACTS
Various base metals futures contracts (U.S.)	761,622	0.30%	—	0.00%	95,072	0.15%	(2,648,030)		-7.62%	—	0.00%
Various currency futures contracts (U.S.)	(1,054,649)	-0.41%	—	0.00%	—	0.00%	—		0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—		0.00%	—	0.00%
Various currency futures contracts (Europe)	50,981	0.02%	—	0.00%	(3,312)	-0.01%	—		0.00%	—	0.00%
Various currency futures contracts (Far East)	(12,008)	0.00%	—	0.00%	—	0.00%	—		0.00%		0.00%
Various energy futures contracts (U.S.)	(373,088)	-0.14%		0.00%	(28,300)	-0.05%	(7,884,832)		-22.69%	—	0.00%
Various interest rates futures contracts (U.S.)	(2,109)	0.00%	—	0.00%	(6,547)	-0.01%	4,219		0.01%	—	0.00%
Various interest rates futures contracts (Canada)	(35,042)	-0.01%	—	0.00%	—	0.00%	—		0.00%	—	0.00%
Various interest rates futures contracts (Europe)	395,456	0.15%	—	0.00%	(9,568)	-0.02%	—		0.00%	—	0.00%
Various interest rates futures contracts (Far East)	110,505	0.04%	—	0.00%	(1,029)	0.00%	—		0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—		0.00%	—	0.00%
Various soft futures contracts (U.S.)	(406,176)	-0.16%	—	0.00%	—	0.00%	(5,344,761)		-15.38%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—		0.00%	—	0.00%
Various stock index futures contracts (U.S.)	(774,960)	-0.30%	—	0.00%	7,815	0.01%	(99,125)		-0.29%	—	0.00%
Various stock index futures contracts (Europe)	(3,046)	0.00%	—	0.00%	—	0.00%	—		0.00%	—	0.00%
Various stock index futures contracts (Far East)	40,782	0.02%	—	0.00%	—	0.00%	—		0.00%	—	0.00%

Total Short Futures Contracts	(1,301,732)	-0.49%	—	0.00%	54,131	0.07%	(15,972,529)		-45.97%	0	0.00%

SHORT CURRENCY FORWARDS	(45,041)	-0.02%	34,583	0.33%	(262,832)	-0.43%	—		0.00%	—	0.00%

Total Open Trade Equity	$47,243,396 (1)	18.38%	$856,771	8.09%	$(96,655)	-0.17%	$(11,151,267	) (1)	-32.09%	768,028	15.27%

(1)	The Long/Short Commodity Series consolidates the assets of Frontier Trading Company VII which includes the open trade equity of two traders whose trading results are primarily allocated to the Balanced Series. The combined open trade deficit of these two traders is ($11,521,659).

This deficit is reflected as a component of Investment in unconsolidated trading companies for the Balanced Series.

The Frontier Fund

Statements of Operations

For the Three Months Ended June 30, 2008 and 2007

	Balanced Series (Unaudited)		Winton Series (Unaudited)		Campbell/Graham/Tiverton Series (1) (Unaudited)
	6/30/2008	6/30/2007	6/30/2008	6/30/2007	6/30/2008	6/30/2007
Investment Income:
Interest - net	$136,293	$1,793,704	$49,907	$120,310	$22,394	$417,669

Total Income	136,293	1,793,704	49,907	120,310	22,394	417,669

Expenses:
Incentive Fees	3,482,273	3,248,851	786,738	228,956	596,841	985,655
Management Fees	387,054	346,784	279,479	84,474	438,993	352,456
Service Fees - Class 1	1,548,086	1,792,641	451,025	78,666	426,797	391,345
Trading Fees	494,243	366,640	69,736	21,079	97,676	91,123

Total Expenses	5,911,656	5,754,916	1,586,978	413,175	1,560,307	1,820,579

Investment gain/(loss) - net	(5,775,363)	(3,961,212)	(1,537,071)	(292,865)	(1,537,913)	(1,402,910)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and forwards	2,265,141	38,088,527	2,403,600	—	3,560,416	1,804,293
Net realized gain/(loss) on swap contracts	(1,429,946)	(28,552)	—	—	—	—
Net change in open trade equity	16,109,922	5,987,632	2,739,856	—	459,995	70,964
Net unrealized gain/(loss) on swap contracts	7,083,314	978,893	—	—	—	—
Net unrealized gain/(loss) on treasuries	(3,228,984)	—	(864,259)	—	(808,139)	—
Trading commissions	(357,641)	(577,511)	(45,447)	—	(32,589)	(12,016)
Net change in inter-series receivables	(81,840)	(19,757)	—	—	—	—
Net change in inter-series payables	—	—	—	—	—	—
Equity in earnings/(loss) from trading companies	6,628,955	(703,866)	1,228,977	2,002,258	2,062,584	11,926,925

Net gain/(loss) on investments	26,988,921	43,725,366	5,462,727	2,002,258	5,242,267	13,790,166

Minority interests	(3,314,109)	(14,022,222)	(1,829,908)	—	(1,201,878)	(1,863,241)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$17,899,449	$25,741,932	$2,095,748	$1,709,393	$2,502,476	$10,524,015

NET INCOME/(LOSS) PER UNIT
Class 1	$7.50	$9.22	$3.08	$11.01	$3.73	$16.83
Class 1a	$6.71	$8.16	N/A	N/A	N/A	N/A
Class 2	$9.35	$10.83	$4.24	$12.03	$4.93	$18.76
Class 2a	$7.91	$9.12	N/A	N/A	N/A	N/A

(1)	The Campbell/Graham Series was renamed the Campbell/Graham/Tiverton Series on May 27, 2008

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended June 30, 2008 and 2007

	Currency Series (Unaudited)		Winton/Graham Series (1) (Unaudited)		Long Only Commodity Series (Unaudited)
	6/30/2008	6/30/2007	6/30/2008	6/30/2007	6/30/2008	6/30/2007
Investment Income:
Interest - net	$11,758	$105,559	$4,749	$49,773	$27,595	$247,243

Total Income	11,758	105,559	4,749	49,773	27,595	247,243

Expenses:
Incentive Fees	—	—	280,229	144,237	—	—
Management Fees	43,847	24,171	71,899	64,719	21,823	79,544
Service Fees - Class 1	87,176	57,634	78,976	38,611	31,385	21,286
Trading Fees	27,150	22,848	14,373	10,098	8,723	31,992

Total Expenses	158,173	104,653	445,477	257,665	61,931	132,822

Investment gain/(loss) - net	(146,415)	906	(440,728)	(207,892)	(34,336)	114,421

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and forwards	(85,368)	27,573	—	—	—	—
Net realized gain/(loss) on swap contracts	82,997	1,134,796	—	—	1,177,281	(657,921)
Net change in open trade equity	(6,312)	7,459	—	—	—	—
Net unrealized gain/(loss) on treasuries	(221,961)	—	(104,596)	—	(79,513)	—
Net change in inter-series payables	81,840	(603,954)	—	—	—	466,773
Equity in earnings/(loss) from trading companies	—	—	1,397,090	1,863,241	—	—

Net gain/(loss) on investments	(148,804)	565,874	1,292,494	1,863,241	1,097,768	(191,148)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(295,219)	$566,780	$851,766	$1,655,349	$1,063,432	$(76,727)

NET INCOME/(LOSS) PER UNIT
Class 1	$(2.58)	$7.15	$6.01	$19.72	$21.19	$(1.59)
Class 2	$(2.01)	$8.56	$7.58	$21.94	$22.86	$(1.12)

(1)	The Graham Series was renamed the Winton/Graham Series on May 27, 2008

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended June 30, 2008 and 2007

	Long/Short Commodity Series (Unaudited)		Managed Futures Index Series (Unaudited)
	6/30/2008	6/30/2007	6/30/2008	6/30/2007
Investment Income:
Interest - net	$201,383	$268,564	$5,777	$57,326

Total Income	201,383	268,564	5,777	57,326

Expenses:
Incentive Fees	677,557	90,202	—	—
Management Fees	363,261	229,884	7,410	28,285
Service Fees - Class 1	321,374	193,922	5,690	2,915
Trading Fees	49,355	33,411	1,851	7,069

Total Expenses	1,411,547	547,419	14,951	38,269

Investment gain/(loss) - net	(1,210,164)	(278,855)	(9,174)	19,057

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and forwards	31,672,790	1,015,649	—	(21,898)
Net realized gain/(loss) on swap contracts	—	—	—	—
Net change in open trade equity	(23,236,752)	(1,547,542)	—	131,035
Net unrealized gain/(loss) on treasuries	(554,901)	—	(17,621)	—
Trading commissions	(70,204)	(216,768)	—	(6,013)
Net change in inter-series payables	—	—	—	(143,062)
Equity in earnings/(loss) from trading companies	—	—	22,548	73,373

Net gain/(loss) on investments	7,810,933	(748,661)	4,927	33,435

Minority interests	(4,994,259)	703,866	—	—

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$1,606,510	$(323,650)	$(4,247)	$52,492

NET INCOME/(LOSS) PER UNIT
Class 1	$3.31	$(1.05)	$(1.02)	$7.33
Class 2	$4.42	$(0.31)	$(0.49)	$8.00

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Six Months Ended June 30, 2008 and 2007

	Balanced Series (Unaudited)		Winton Series (Unaudited)		Campbell/Graham/Tiverton Series (1) (Unaudited)
	6/30/2008	6/30/2007	6/30/2008	6/30/2007	6/30/2008	6/30/2007
Investment Income:
Interest - net	$834,442	$3,515,558	$186,228	$145,643	$186,534	$855,639

Total Income	834,442	3,515,558	186,228	145,643	186,534	855,639

Expenses:
Incentive Fees	7,618,572	4,739,785	1,767,538	228,956	1,035,771	1,018,749
Management Fees	774,572	649,660	504,544	99,435	784,754	663,205
Service Fees - Class 1	3,104,514	3,518,422	771,641	98,358	848,165	755,574
Trading Fees	985,935	687,741	125,821	24,817	193,675	183,989

Total Expenses	12,483,593	9,595,608	3,169,544	451,566	2,862,365	2,621,517

Investment gain/(loss) - net	(11,649,151)	(6,080,050)	(2,983,316)	(305,923)	(2,675,831)	(1,765,878)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and forwards	23,232,234	27,364,902	2,403,600	—	7,579,994	1,492,963
Net realized gain/(loss) on swap contracts	(1,429,946)	(28,552)	—	—	—	—
Net change in open trade equity	15,141,170	(3,451,569)	2,739,856	—	891,917	(242,513)
Net unrealized gain/(loss) on swap contracts	10,799,176	490,248	—	—	—	—
Net unrealized gain/(loss) on treasuries	(1,121,918)	—	(385,123)	—	(289,725)	—
Trading commissions	(910,926)	(1,140,579)	(45,447)	—	(78,244)	(26,920)
Net change in inter-series receivables	217,344	456,492	—	—	—	—
Net change in inter-series payables	—	—	—	—	—	325,800
Equity in earnings/(loss) from trading companies	9,546,511	(1,817,629)	6,927,252	1,410,914	2,651,886	6,556,796

Net gain/(loss) on investments	55,473,645	21,873,313	11,640,138	1,410,914	10,755,828	8,106,126

Minority interests	(9,702,967)	(8,035,169)	(1,829,908)	—	(2,393,794)	(1,223,530)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$34,121,527	$7,758,094	$6,826,914	$1,104,991	$5,686,203	$5,116,718

NET INCOME/(LOSS) PER UNIT
Class 1	$14.01	$2.49	$13.85	$0.73	$8.47	$7.82
Class 1a	$12.49	$2.04	N/A	N/A	N/A	N/A
Class 2	$17.43	$4.43	$16.43	$2.36	$10.87	$9.92
Class 2a	$14.74	$3.50	N/A	N/A	N/A	N/A

(1)	The Campbell/Graham Series was renamed the Campbell/Graham/Tiverton Series on May 27, 2008

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Six Months Ended June 30, 2008 and 2007

	Currency Series (Unaudited)		Winton/Graham Series (Unaudited)		Long Only Commodity Series (Unaudited)
	6/30/2008	6/30/2007	6/30/2008	6/30/2007	6/30/2008	6/30/2007
Investment Income:
Interest - net	$53,654	$233,837	$27,745	$115,154	$59,377	$378,698

Total Income	53,654	233,837	27,745	115,154	59,377	378,698

Expenses:
Incentive Fees	—	—	470,130	144,237	—	—
Management Fees	82,486	53,589	125,006	137,774	39,382	123,050
Service Fees - Class 1	165,399	110,403	130,596	78,689	57,532	43,533
Trading Fees	51,973	48,078	24,964	24,370	15,751	49,288

Total Expenses	299,858	212,070	750,696	385,070	112,665	215,871

Investment gain/(loss) - net	(246,204)	21,767	(722,951)	(269,916)	(53,288)	162,827

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and forwards	21,317	(66,383)	—	—	—	—
Net realized gain/(loss) on swap contracts	905,646	786,052	—	—	1,671,070	772,930
Net change in open trade equity	(7,185)	(31,967)	—	—	—	—
Net unrealized gain/(loss) on treasuries	(87,922)	—	(26,143)	—	(27,077)	—
Net change in inter-series payables	(217,344)	(367,394)	—	(76,140)	—	(829,616)
Equity in earnings/(loss) from trading companies		—	2,589,006	1,223,530		—

Net gain/(loss) on investments	614,512	320,308	2,562,863	1,147,390	1,643,993	(56,686)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$368,308	$342,075	$1,839,912	$877,474	$1,590,705	$106,141

NET INCOME/(LOSS) PER UNIT
Class 1	$3.26	$4.13	$16.84	$10.75	$32.68	$1.83
Class 2	$5.31	$6.12	$20.35	$12.98	$35.42	$2.86

(1)	The Graham Series was renamed the Winton/Graham Series on May 27, 2008

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Six Months Ended June 30, 2008 and 2007

	Long/Short Commodity Series (Unaudited)		Managed Futures Index Series (Unaudited)
	6/30/2008	6/30/2007	6/30/2008	6/30/2007
Investment Income:
Interest - net	$419,153	$481,561	$12,128	$152,732

Total Income	419,153	481,561	12,128	152,732

Expenses:
Incentive Fees	1,243,140	202,011	—	—
Management Fees	632,939	450,582	12,340	79,367
Service Fees - Class 1	580,144	343,267	9,504	5,509
Trading Fees	90,115	58,195	3,083	19,703

Total Expenses	2,546,338	1,054,055	24,927	104,579

Investment gain/(loss) - net	(2,127,185)	(572,494)	(12,799)	48,153

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and forwards	(10,552,172)	1,787,877	—	(353,098)
Net change in open trade equity	25,578,015	(2,858,642)	—	(224,977)
Net unrealized gain/(loss) on treasuries	(215,782)	—	(7,357)	—
Trading commissions	(467,579)	(323,780)	—	(22,129)
Net change in inter-series payables	—	—	—	490,858
Equity in earnings/(loss) from trading companies	—	—	123,829	73,373

Net gain/(loss) on investments	14,342,482	(1,394,545)	116,472	(35,973)

Minority interests	(7,911,815)	1,817,629	—	—

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$4,303,482	$(149,410)	$103,673	$12,180

NET INCOME/(LOSS) PER UNIT
Class 1	$11.09	$(0.44)	$9.53	$0.64
Class 2	$13.50	$1.09	$11.04	$1.65

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2008 (Unaudited)

	Balanced Series
	Class 1		Class 1a		Class 2		Class 2a
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, January 1, 2008	$—	$204,740,748	$182	$5,638,318	$2,840,146	$43,113,896	$78,645	$1,172,911

Sale of Units	—	11,529,557	—	281,049	—	2,038,937	—	18,900
Redemption of Units	—	(30,168,611)	—	(625,626)	—	(4,985,466)	—	(130,400)
Net increase in Owners’ Capital resulting from operations	—	26,216,685	25	750,172	442,128	6,532,381	12,147	167,989

Owners’ Capital, June 30, 2008	$—	$212,318,379	$207	$6,043,913	$3,282,274	$46,699,748	$90,792	$1,229,400

Owners’ Capital - Units, January 1, 2008	—	2,018,003	2	62,030	25,359	384,952	824	12,286

Sale of Units	—	105,548	—	2,958	—	16,926	—	180
Redemption of Units	—	(284,843)	—	(6,529)	—	(41,075)	—	(1,311)

Owners’ Capital - Units, June 30, 2008	—	1,838,708	2	58,459	25,359	360,803	824	11,155

Net asset value per unit at January 1, 2008		$101.46		$90.90		$112.00		$95.47
Change in net asset value per unit for three months ended March 31, 2008		6.51		5.78		8.08		6.83

Net asset value per unit at March 31, 2008		$107.97		$96.68		$120.08		$102.30

Change in net asset value per unit for three months ended June 30, 2008		7.50		6.71		9.35		7.91

Net asset value per unit at June 30, 2008		$115.47		$103.39		$129.43		$110.21

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2008 (Unaudited)

	Winton Series				Campbell/Graham/Tiverton Series (1)
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, January 1, 2008	$1,138	$35,663,122	$235,392	$10,139,509	$—	$55,530,902	$244,457	$5,575,545

Sale of Units	—	25,294,191	—	—	—	5,497,799	—	481,613
Redemption of Units	—	(1,876,404)	—	(194,925)	—	(6,307,796)	—	(777,284)
Net increase in Owners’ Capital resulting from operations	139	5,396,749	32,614	1,397,412	—	5,076,847	26,523	582,833

Owners’ Capital, June 30, 2008	$1,277	$64,477,658	$268,006	$11,341,996	$—	$59,797,752	$270,980	$5,862,707

Owners’ Capital - Units, January 1, 2008	10	313,300	1,985	85,488	—	604,239	2,439	55,646

Sale of Units	—	206,889	—	—	—	57,924	—	4,601
Redemption of Units	—	(15,180)	—	(1,499)	—	(66,369)	—	(7,462)

Owners’ Capital - Units, June 30, 2008	10	505,009	1,985	83,989	—	595,794	2,439	52,785

Net asset value per unit at January 1, 2008		$113.83		$118.61		$91.90		$100.20
Change in net asset value per unit for three months ended March 31, 2008		10.77		12.19		4.74		5.94

Net asset value per unit at March 31, 2008		$124.60		$130.80		$96.64		$106.14

Change in net asset value per unit for three months ended June 30, 2008		3.08		4.24		3.73		4.93

Net asset value per unit at June 30, 2008		$127.68		$135.04		$100.37		$111.07

(1)	The Campbell/Graham Series was renamed the Campbell/Graham/Tiverton Series on May 27, 2008

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2008 (Unaudited)

	Currency Series				Winton/Graham Series (1)
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, January 1, 2008	$—	$9,791,812	$513,938	$286,256	$—	$6,060,207	$44,700	$1,764,076

Sale of Units	—	2,845,725	—	54,750	—	9,004,795	—	2,497,364
Redemption of Units	—	(769,516)	—	(6,364)	—	(564,089)	—	(34,803)
Net increase in Owners’ Capital resulting from operations	—	328,873	24,627	14,809	—	1,422,604	8,716	408,592

Owners’ Capital, June 30, 2008	$—	$12,196,894	$538,565	$349,451	$—	$15,923,517	$53,416	$4,635,229

Owner’s Capital - Units, January 1, 2008	—	97,273	4,630	2,579	—	63,767	428	16,903

Sale of Units	—	27,570	—	481	—	83,994	—	20,571
Redemption of Units	—	(7,476)	—	(55)	—	(5,434)	—	(307)

Owners’ Capital - Units, June 30, 2008	—	117,367	4,630	3,005	—	142,327	428	37,167

Net asset value per unit at January 1, 2008		$100.66		$111.00		$95.04		$104.37
Change in net asset value per unit for three months ended March 31, 2008		5.84		7.32		10.83		12.77

Net asset value per unit at March 31, 2008		$106.50		$118.32		$105.87		$117.14

Change in net asset value per unit for three months ended June 30, 2008		(2.58)		(2.01)		6.01		7.58

Net asset value per unit at June 30, 2008		$103.92		$116.31		$111.88		$124.72

(1)	The Graham Series was renamed the Winton/Graham Series on May 27, 2008

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2008 (Unaudited)

	Long Only Commodity Series				Long/Short Commodity Series
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, January 1, 2008	$—	$4,730,889	$170,094	$129,085	$—	$31,092,746	$374,050	$3,284,840

Sale of Units	—	1,290,287	—	108,500	—	16,083,793	—	1,488,431
Redemption of Units	—	(426,102)	—	(18,003)	—	(2,616,688)	—	(138,492)
Net increase in Owners’ Capital resulting from operations	—	1,492,149	52,375	46,181	—	3,804,342	47,120	452,020

Owners’ Capital, June 30, 2008	$—	$7,087,223	$222,469	$265,763	$—	$48,364,193	$421,170	$5,086,799

Owners’ Capital - Units, January 1, 2008	—	42,701	1,479	1,122	—	306,425	3,490	30,646

Sale of Units	—	9,967	—	774	—	147,399	—	12,694
Redemption of Units	—	(3,268)	—	(130)	—	(24,156)	—	(1,192)

Owners’ Capital - Units, June 30, 2008	—	49,400	1,479	1,766	—	429,668	3,490	42,148

Net asset value per unit at January 1, 2008		$110.79		$115.04		$101.47		$107.19
Change in net asset value per unit for three months ended March 31, 2008		11.49		12.56		7.78		9.08

Net asset value per unit at March 31, 2008		$122.28		$127.60		$109.25		$116.27

Change in net asset value per unit for three months ended June 30, 2008		$21.19		$22.86		$3.31		$4.42

Net asset value per unit at June 30, 2008		$143.47		$150.46		$112.56		$120.69

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2008 (Unaudited)

	Managed Futures Index Series
	Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, January 1, 2008	$—	$621,740	$294,572	$41,137

Sale of Units	—	708,950	—	44,800
Redemption of Units	—	(90,387)	—	(13,038)
Net increase in Owners’ Capital resulting from operations	—	67,276	31,145	5,252

Owners’ Capital, June 30, 2008	$—	$1,307,579	$325,717	$78,151

Owners’ Capital - Units, January 1, 2008	—	6,181	2,821	394

Sale of Units	—	6,479	—	393
Redemption of Units	—	(786)	—	(110)

Owners’ Capital - Units, June 30, 2008	—	11,874	2,821	677

Net asset value per unit at January 1, 2008		$100.59		$104.42
Change in net asset value per unit for three months ended March 31, 2008		10.55		11.53

Net asset value per unit at March 31, 2008		$111.14		$115.95

Change in net asset value per unit for three months ended June 30, 2007		(1.02)		(0.49)

Net asset value per unit at June 30, 2008		$110.12		$115.46

The accompanying notes are an integral part of these statements.

The Frontier Fund

Notes to Financial Statements

As of June 30, 2008 (Unaudited)

1. Organization

The Frontier Fund, which is referred to in this report as the Trust, was formed on August 8, 2003, as a Delaware Statutory Trust. The Trust is a multi-advisor commodity pool, as described in Commodity Futures Trading Commission (the “CFTC”) Regulation § 4.10(d)(2). The Trust has authority to issue separate series (“Series,” or each, a “Series”) of units of beneficial interest (the “Units”) in segregated pools of assets of the Trust, pursuant to the requirements of the Delaware Statutory Trust Act, as amended (the “Trust Act”). The assets of each Series are segregated from the assets of other Series. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended. It is managed by its managing owner, Equinox Fund Management, LLC, a Delaware limited liability company formed in June 2003 (the “Managing Owner”).

Purchasers of Units are limited owners of the Trust (“Limited Owners”). The Trust Act provides that, except as otherwise provided in the amended and restated declaration of trust and trust agreement of the Trust dated as of August 8, 2003, by and among the Managing Owner, Wilmington Trust Company as trustee and the unitholders from time to time (the “Trust Agreement”), unitholders in a Delaware statutory trust will have the same limitation of liability as do stockholders of private corporations organized under the General Corporation Law of the State of Delaware. The Trust Agreement confers substantially the same limited liability, and contains the same limited exceptions thereto, as would a limited partnership agreement for a Delaware limited partnership engaged in like transactions as the Trust. In addition, pursuant to the Trust Agreement, the Managing Owner of the Trust is liable for obligations of a Series in excess of that Series’ assets. Limited Owners do not have any such liability.

As of June 30, 2008, the Trust had eight separate Series of Units issued and outstanding: the Balanced Series, Winton Series, Campbell/Graham/Tiverton Series (formerly the Campbell/Graham Series), Currency Series, Winton/Graham Series (formerly the Graham Series), Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series. The Units of each Series are separated into two classes of Units, except the Balanced Series which has four classes of Units. Previously, the Trust had offered an additional Series of Units called the Dunn Series, but such Series of Units is no longer being offered by the Trust.

The Trust, with respect to each Series:

•

engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies) and options contracts and other derivative instruments, including swap contracts (“Swaps”) and may, from time to time, engage in cash and spot transactions;

•

allocates funds to a subsidiary limited liability company or companies (each a “Trading Company”). Each Trading Company has one-year renewable contracts with its own independent commodity trading advisor(s) (“Trading Advisors,” or each, a “Trading Advisor”) that will manage all or a portion of such Trading Company’s assets, make the trading decisions for the assets of each Series vested in such Trading Company, segregate its assets from any other Trading Company and maintain separate, distinct records for each Series, and account for its assets separately from the other Series and the other Trust assets;

•	calculates the net assets, or the Net Asset Value, of the Units in such Series separately from the other Series;

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

As of June 30, 2008, the total Units outstanding of each Series of the Trust was 2,295,310 with respect to the Balanced Series, 590,993 with respect to the Winton Series, 651,018 with respect to the Campbell/Graham/Tiverton Series, 125,002 with respect to the Currency Series, 179,922 with respect to the Winton/Graham Series, 52,645 with respect to the Long Only Commodity Series, 475,306 with respect to the Long/Short Commodity Series and 15,372 with respect to the Managed Futures Index Series.

As of June 30, 2008, the Trust, with respect to the Winton/Graham Series, Winton Series, Campbell/Graham/Tiverton Series, Currency Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series offered Units in two separate Classes – Class 1 and Class 2. The Trust, with respect to the Balanced Series, offered Units in four separate Classes – Class 1, Class 2, Class 1a and Class 2a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management.

As of June 30, 2008, a portion of the assets of each of the Winton Series, Currency Series, Winton/Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series have been invested in several different Trading Companies. Each Trading Company (except the Trading Company or Trading Companies, as applicable, for the Balanced Series, Campbell/Graham/Tiverton Series, Currency Series, Long Only Commodity Series and Long/Short Commodity Series) will have its own Trading Advisor that will manage 100% of the assets invested in such Trading Company and make that Trading Company’s trading decisions.

The Balanced Series, in order to make investments in the Campbell/Graham/Tiverton Series, Currency Series, Winton/Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series may advance funds to such Series, for the purpose of investing in the respective Trading Company or Trading Companies for such Series on behalf of the Balanced Series.

The Trading Advisors were selected based upon the Managing Owner’s evaluation of each Trading Advisor’s past performance, trading portfolios and strategies, as well as how each Trading Advisor’s performance, portfolio and strategies complement and differ from those of the other Trading Advisors. As of June 30, 2008, none of the Trading Advisors or any of their principals had any beneficial interest in the Trust, but they are all free to acquire such beneficial interest.

The Managing Owner became registered with the CFTC as a commodity pool operator (“CPO”), as of August 6, 2003, and has been a member of the National Futures Association (the “NFA”) in such capacity since that date. The Managing Owner’s main business office is located at 1660 Lincoln Street, Suite 100, Denver, Colorado 80264, telephone (303) 837-0600. A description of the Managing Owner’s responsibilities to the Trust is contained in a Prospectus filed by the Trust on November 9, 2007 pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-140240), which is referred to herein as the “Prospectus,” under the section captioned “Duties of the Managing Owner,” and such description is incorporated herein by reference from the Prospectus.

2. Significant Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Managing Owner to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Trust’s financial statements. The Trust’s critical accounting policies and related estimates and judgments underlying the financial statements are identified below.

Investment Transactions and Valuation

The Managing Owner has evaluated the nature and types of estimates that it makes in preparing the Trust’s financial statements and related disclosures and has determined that the valuation of investments that are not traded on a U.S. or internationally recognized futures exchange involves a critical accounting policy. The market values of futures (exchange traded) contracts, currencies and forward (non-exchange traded) contracts are verified by the Managing Owner, which obtains valuation data from third party data providers and compares those prices with data received from the Trust’s clearing brokers and currency traders. All values are final and conclusive as to all unitholders.

If actual results vary from estimates used, such variances are not anticipated to have a material impact on the financial statements and related disclosures.

The Trust records all investments at fair value in its financial statements, with changes in fair value reported as a component of realized and unrealized gain/(loss) on investments in the Statements of Operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price.

Foreign Currency Transactions

The Trust’s functional currency is the U.S. Dollar; however, it transacts business in currencies other than the U.S. Dollar. Assets and liabilities denominated in currencies other than the U.S. Dollar are translated into U.S. Dollars at the rates in effect at the date of the Statement of Financial Condition. Income and expense items denominated in currencies other than the U.S. Dollar are translated into U.S. Dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. Dollars are reported in income.

Allocation of Trading Profits or Losses

Each Series of the Trust offers two classes of Units – Class 1 and Class 2 (except for the Balanced Series, which has four classes of Units – Class 1, Class 1a, Class 2 and Class 2a). All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that Class 1 and Class 1a Units of each Series, as applicable, bear certain expenses related to the servicing of such Units. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading profits and losses of each Series are allocated daily to Class 1, Class 1a, Class 2 and Class 2a Units, as applicable, based on each Classes’ relative owners’ capital balances.

Each Series allocates funds to a subsidiary Trading Company, or Trading Companies, of the Trust. Each Trading Company allocates all of its daily trading profits or losses to the Series in proportion to each Series’ funds allocated to the Trading Company, adjusted on a daily basis. As of June 30, 2008, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to the Series’ respective funds allocated to the Trading Companies.

Consolidation

The Series, through investing in Trading Companies, authorize certain Trading Advisors to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in securities and derivative instruments for the accounts of the respective Series, and have no operating income or expenses, except for trading income and expenses, all of which is allocated to the Series. All capital of the Trading Companies is provided by the Series and there are no other investors in the Trading Companies. Trading Companies in which a Series has a controlling or majority equity interest are consolidated by such Series. Investments in Trading Companies in which a Series does not have a controlling or majority interest are accounted for under the equity method and are carried in the Statement of Financial Condition of such Series at fair value based on the interest of each Series in such Trading Company. Fair value represents the accumulated profit or loss associated with the Series investment in the Trading Company(s).

The consolidated financial statements of the Balanced Series include the assets, liabilities and earnings of its wholly owned and majority-owned Trading Companies, Frontier Trading Company I LLC, Frontier Trading Company VI LLC and Frontier Trading Company IX LLC.

The consolidated financial statements of the Winton Series include the assets, liabilities and earnings of its majority-owned Trading Company, Frontier Trading Company II, LLC.

The consolidated financial statements of the Currency Series include the assets, liabilities and earnings of its wholly-owned Trading Company, Frontier Trading Company III LLC.

The consolidated financial statements of the Campbell/Graham/Tiverton Series include the assets, liabilities and earnings of its majority-owned Trading Company, Frontier Trading Company V LLC.

The consolidated financial statements of the Long/Short Commodity Series include the assets, liabilities and earnings of its majority-owned Trading Company, Frontier Trading Company VII LLC.

The consolidated financial statements of the Long Only Commodity Series include the assets, liabilities and earnings of its wholly owned Trading Company, Frontier Trading Company VIII LLC.

Statement of Cash Flows

The Trust has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102, Statements of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.

Investments and Swaps

Transactions are recorded on a trade date basis and all investments are recorded at fair value in the financial statements, with changes in fair value reported as a component of realized and unrealized gain/(loss) on investments in the Statements of Operations. Generally, fair values will be based on quoted market prices; however, in certain circumstances, significant judgments and estimates may be required in determining fair value in the absence of an active market closing price. At June 30, 2008 all investments in futures and forward contracts were based on quoted market prices. The valuation of investments in Swaps involves estimates. See Note 3.

The Managing Owner may make judgments that can frequently require estimates about matters that are inherently uncertain. The Managing Owner provides a good faith estimate of each Series’ daily net asset value (“NAV”) per Unit based on such uncertain information. The Managing Owner’s good faith estimate of each Series’ NAV per Unit is published daily by the Trust and is used for subscriptions, redemptions and exchanges of all Trust Units, and such Unit transactions are final and not subject to subsequent adjustment unless the estimate of NAV varies from the actual NAV by more than one percent (1.0%) of the actual NAV as described within the Prospectus.

The Balanced Series, in order to make investments from time to time in the Campbell/Graham/Tiverton Series, Currency Series, Winton/Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, advances funds to such Series for the purpose of investing in the respective Trading Company or Trading Companies for such Series on behalf of the Balanced Series. The amount of the funds advanced by the Balanced Series to each of such investee Series participates on a pari passu basis with the Class 2 Units of such investee Series. The Balanced Series reflects the change in value of these investments as “Net change in inter-series receivables” in the Statement of Operations. The Balanced Series is subject to allocations of income and fees on the same basis as the Limited Owners of such Series. To avoid duplication of fees, fees are not charged by the Balanced Series on the capital allocated to investments in affiliated Series, and the Managing Owner monitors such allocations so that aggregate fees of the investee Series on the Balanced Series investments do not exceed the allowable fees of the Balanced Series as provided in the Prospectus.

Swaps are marked to market daily primarily using quotations from counterparties. The value of the contracts is separately disclosed in the Statements of Financial Condition. The unrealized appreciation (depreciation) related to the change in valuation of the notional amount of the Swap is combined with the amount due to (owed by) the Series at termination or settlement. The net change in this amount during the period is included on the Statements of Operations. The Series also records any periodic payments received from (paid to) the counterparty, including at termination, under such contracts as realized gain/(loss) on the Statement of Operations.

Interest Income

Interest income from all sources, including assets held at clearing brokers and cash and cash equivalents held at banks, is aggregated and allocated across all Series in proportion to their daily Net Asset Value.

Unrealized Gains/Losses on U.S. Government Securities

Unrealized gains/losses on the daily mark-to-market of U.S. Government securities are aggregated and allocated across all Series in proportion to their daily Net Asset Value.

Income Taxes

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The adoption of FIN 48 was effective for the Trust on January 1, 2007, and did not impact the Trust’s financial position or results of operations.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements. This statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This statement was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 on January 1, 2008 did not have a material effect on the Trust’s financial statements. (See Note 3 – Fair Value Measurements).

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 became effective for the Trust on January 1, 2008. The Trust’s adoption of SFAS 159 on January 1, 2008 did not have a material impact on the Trust’s Financial Statements.

In April 2007, the FASB issued Interpretation No. 39-1, Amendment of FASB Interpretation No. 39 (“FIN 39-1”). FIN 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the Consolidated Statements of Financial Condition. In addition, FIN 39-1 permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. This interpretation is effective for fiscal years beginning after November 15, 2007. The Trust’s adoption of FIN 39-1 on January 1, 2008 did not have a material impact on the Trust’s Financial Statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51 (“SFAS 160”), to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective on January 1, 2009 and is not expected to have a significant impact on the Trust’s financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosure about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133. It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133. SFAS No. 161 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS No. 133 and generally increases the level of desegregations that will be required in an entity’s financial statements. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Trust is currently evaluating the provisions of SFAS 161 and its potential effect on its Financial Statements.

Reclassification

Certain amounts in the financial statements have been reclassified to conform to the 2008 presentation.

3. Fair Value Measurements

Effective January 1, 2008, the Trust adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets or liabilities. The Trust utilizes valuation techniques that are consistent with the market approach per the requirement of SFAS 157. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Trust applies the valuation techniques in a consistent manner for each asset. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the assets. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the financial asset based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the financial asset based on the best information available in the circumstances. In that regard SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical financial assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1 Inputs

Unadjusted quoted prices in active markets for identical financial assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs

Inputs other than quoted prices included in Level 1 that are observable for the financial assets or liabilities, either directly or indirectly. These might include quoted prices for similar financial assets in active markets, quoted prices for identical or similar financial assets in markets that are not active, inputs other than quoted prices that are observable for the financial asset or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs

Unobservable inputs for determining the fair value of financial assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the financial asset.

The Trust uses the following methodologies to value instruments within its financial asset portfolio at fair value:

Trading Securities and Contracts. These instruments include U.S. Treasury Notes and Open Trade Equity Positions (Futures Contracts and Currency Forwards) that are actively traded on public markets with quoted pricing for corroboration. U.S. Treasury Notes, Futures Contracts, and Currency Forwards are reported at fair value using Level 1 inputs. Trading Securities and Contracts further include Open Trade Equity (Trading Options) that are quoted prices for identical or similar assets that are not traded on active markets. Trading Options are reported at fair value using Level 2 inputs.

Swap Contracts. Certain Swap Contracts are reported utilizing Level 2 inputs. These Swap Contracts are reported at fair value based on daily reports from the swap counterparty that may be corroborated against independent valuation/rate of return information published and available on a daily recurring frequency. Other Swap Contracts are reported utilizing Level 3 Inputs. These Swap Contracts are reported at fair value based upon returns/values that are provided on less than a daily frequency from the swap counterparty, require additional internal financial modeling to develop pricing, and these swaps may not be corroborated against independent valuation/rate of return information published and available on a daily recurring frequency.

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, by Series, measured at fair value on a recurring basis as of June 30, 2008, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

June 30, 2008	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Balanced Series
Open Trade Equity	$5,277,668	$1,112,833	$—	$6,390,501
Swap Contracts	—	—	41,337,114	41,337,114
U.S. Treasury Notes	116,743,969	—	—	116,743,969
Winton Series
Open Trade Equity	4,202,649	—	—	4,202,649
U.S. Treasury Notes	35,564,414	—	—	35,564,414
Campbell/Graham/Tiverton Series
Open Trade Equity	795,195	—	—	795,195
U.S. Treasury Notes	25,126,996	—	—	25,126,996
Currency Series
Open Trade Equity	4,845		—	4,845
Swap Contracts	—	1,295,725	—	1,295,725
U.S. Treasury Notes	10,050,727	—	—	10,050,727
Winton/Graham Series
U.S. Treasury Notes	2,706,118	—	—	2,706,118
Long Only Series
Swap Contracts	—	1,309,922	—	1,309,922
U.S. Treasury Notes	3,479,139	—	—	3,479,139
Long Short Series
Open Trade Equity	5,003,361	33,830	—	5,037,191
U.S. Treasury Notes	28,992,828	—	—	28,992,828
Managed Futures Index Series
U.S. Treasury Notes	309,209	—	—	309,209

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap Contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the consolidated statement of operations. During the six months ended June 30, 2008, all identified Level 3 assets are components of the Balanced Series.

Swap Contracts
Balance of recurring Level 3 assets as of January 1, 2008	$47,241,459
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	3,715,862
Included in other comprehensive income	—
Purchases, sales, issuances, and settlements, net	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of March 31, 2008	$50,957,321

Total gains or losses (realized/unrealized):
Included in earnings-realized	(1,429,947)
Included in earnings-unrealized	7,083,314
Included in other comprehensive income	—
Purchases, sales, issuances, and settlements, net	(15,273,574)
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of June 30, 2008	$41,337,114

There are no assets recorded at fair value on a nonrecurring basis.

4. Swaps

In addition to authorizing Trading Advisors to manage pre-determined investment levels of futures and forward contracts, certain Series of the Trust will strategically invest a portion or all of their assets in total return Swaps, selected at the direction of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount or value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities.

Each Series’ investment in Swaps will likely differ substantially over time due to cash flows, portfolio management decisions and market movements. For the Balanced Series and Currency Series the Swaps serve to diversify the investment holdings of each Series and to provide access to programs and advisors that would not be otherwise available to the Series, and are not used for hedging purposes.

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of 2008, approximately 8% of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps.

The Balanced Series and Currency Series strategically invest assets in one or more Swaps linked to certain underlying investments or indices at the direction of the Managing Owner. The Trading Company in which the assets of these Series will be invested will not own any of the investments or indices referenced by any Swap entered into by these Series. In addition, neither the swap counterparty to the Trading Company of these Series nor any advisor referenced by any such Swap is a Trading Advisor to these Series.

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

The Trust has invested in the following Swaps as of June 30, 2008:

	Option Basket Balanced Series	FX Concepts Global Currency Program	Reuters/Jefferies CRB Index	Jefferies Commodity Performance Index
Series:	Balanced	Currency	Long Only	Long Only
Counterparty	Company A	Company B	Company C	Company C
Notional Amount	$89,886,858	$14,700,000	$3,350,000	$3,350,000
Termination Date	November 6, 2012	February 4, 2009	February 27, 2009	February 27, 2009
Counterparty Fee—% annualized	3.44%	0.05%	0.5%	1.0%

Investee Returns	Total Return	Total Return	Total Return	Total Return
Realized Gain / (Loss)	$—	$905,646	$804,614	$866,456
Unrealized Gain / (Loss)	$9,007,719	$—	$—	$—
Fair Value 06/30/2008	$41,337,114	$1,295,725	$654,304	$655,618

5. Investments in Unconsolidated Trading Companies

The following table summarizes the Balanced Series, Winton Series, Campbell/Graham/Tiverton Series, Winton/Graham Series and Managed Futures Index Series investments in unconsolidated Trading Companies as of June 30, 2008, and December 31, 2007. These investments represent cash and open trade equity invested in the Trading Companies by the Series and cumulative trading profits or losses allocated to the Series by the Trading Companies. Trading Companies allocate trading profits or losses on the basis of the proportion of each Series’ capital allocated for trading to each respective Trading Company, including both cash and notional funds, which bears no relationship to the amount of cash invested by the Series in the Trading Company.

	As of June 30, 2008		As of December 31, 2007
Trading Company	Percentage of Series Net Assets Invested in Trading Co.	Fair Value	Percentage of Series Net Assets Invested in Trading Co.	Fair Value
Balanced Series -
Frontier Trading Company II, LLC and Frontier Trading Company VII, LLC	6.92%	$18,654,180	1.65%	$4,238,348

Winton Series -
Frontier Trading Company II, LLC	—	$—	10.07%	$4,637,121

Campbell/Graham/Tiverton Series -
Frontier Trading Company I, LLC and Frontier Trading Co. VI, LLC	5.32%	$3,504,428	29.92%	$18,353,523

Winton/Graham Series -
Frontier Trading Company V, LLC	6.44%	$1,328,031	60.69%	$4,775,554

Managed Futures Index Series -
Frontier Trading Company IX, LLC	17.15%	$293,556	66.26%	$634,400

The following tables summarize the Balanced Series, Winton Series, Campbell/Graham/Tiverton Series, Winton/Graham Series and Managed Futures Index Series equity in earnings from Trading Companies for the six months ended June 30, 2008, and 2007.

	Six Months Ended June 30, 2008				Six Months Ended June 30, 2007
Trading Company	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)	Trading Commissions	Realized Loss	Change in Unrealized Gain (Loss)	Net Income (Loss)
Balanced Series -
Frontier Trading Company II, LLC	$(15,823)	$786,718	$863,801	$1,634,696	—	—	—	—

Balanced Series -
Frontier Trading Company VII, LLC	$(284,608)	$(4,678,036)	$12,874,459	$7,911,815	$(208,211)	$952,137	$(2,561,555)	$(1,817,629)

Total	$(300,431)	$(3,891,318)	$13,738,260	$9,546,511	$(208,211)	$952,137	$(2,561,555)	$(1,817,629)

Winton Series -
Frontier Trading Company II, LLC	$(38,401)	$6,765,536	$200,117	$6,927,252	$(32,659)	$1,875,080	$(431,507)	$1,410,914

Campbell/Graham/Tiverton Series -
Frontier Trading Company I, LLC	$(3,011)	$133,058	$383,215	$513,262	—	—	—	—
Frontier Trading Company VI, LLC	$(17,851)	$(321,975)	$2,478,450	$2,138,624	$(139,281)	$7,591,885	$(895,808)	$6,556,796

Total	$(20,862)	$(188,917)	$2,861,665	$2,651,886	$(139,281)	$7,591,885	$(895,808)	$6,556,796

Winton/Graham Series -
Frontier Trading Company V, LLC	$(23,247)	$2,077,006	$535,247	$2,589,006	$(26,920)	$1,492,963	$(242,513)	$1,223,530

Managed Futures Index Series -
Frontier Trading Company IX, LLC	$(2,157)	$124,294	$1,692	$123,829	$(708)	$45,827	$28,254	$73,373

The following tables summarize the Balanced Series, Winton Series, Campbell/Graham/Tiverton Series, Winton/Graham Series and Managed Futures Index Series equity in earnings from Trading Companies for the three months ended June 30, 2008, and 2007.

	Three Months Ended June 30, 2008				Three Months Ended June 30, 2007
Trading Company	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)	Trading Commissions	Realized Loss	Change in Unrealized Gain (Loss)	Net Income (Loss)
Balanced Series -
Frontier Trading Company II, LLC	$(15,823)	$786,718	$863,801	$1,634,696	—	—	—	—

Balanced Series -
Frontier Trading Company VII, LLC	$(15,493)	$27,798,431	$(22,788,679)	$4,994,259	$(143,885)	$639,201	$(1,199,182)	$(703,866)

Total	$(31,316)	$28,585,149	$(21,924,878)	$6,628,955	$(143,885)	$639,201	$(1,199,182)	$(703,866)

Winton Series -
Frontier Trading Company II, LLC	$(3,462)	$(60,385)	$1,292,824	$1,228,977	$(23,896)	$2,280,722	$(254,568)	$2,002,258

Campbell/Graham/Tiverton Series -
Frontier Trading Company I, LLC	$(3,011)	$133,058	$383,215	$513,262	—	—	—	—

Frontier Trading Company VI, LLC	$(8,421)	$(747,817)	$2,305,560	$1,549,322	$(74,984)	$10,629,086	$1,372,823	$11,926,925

Total	$(11,432)	$(614,759)	$2,688,775	$2,062,584	$(74,984)	$10,629,086	$1,372,823	$11,926,925

Winton/Graham Series -
Frontier Trading Company V, LLC	$(10,847)	$998,180	$409,757	$1,397,090	$(12,016)	$1,804,293	$70,964	$1,863,241

Managed Futures Index Series -
Frontier Trading Company IX, LLC	$(1,183)	$11,040	$12,691	$22,548	$(708)	$45,827	$28,254	$73,373

The statements of financial condition as of June 30, 2008, and December 31, 2007, for the unconsolidated Trading Companies are as follows:

Statements of Financial Condition – June 30, 2008		Frontier Trading Company V LLC	Frontier Trading Company VI LLC	Frontier Trading Company IX LLC
Cash held at futures commodities merchants		$7,880,067	$12,206,010	$1,571,749
Open trade equity Swaps		795,195 —	2,879,343 —	211,888 —

Total assets		$8,675,262	$15,085,353	$1,783,637

Members’ equity		$8,675,262	$15,085,353	$1,783,637

Statements of Financial Condition – December 31, 2007	Frontier Trading Company II LLC	Frontier Trading Company V LLC	Frontier Trading Company VI LLC	Frontier Trading Company IX LLC
Cash held at futures commodities merchants	$9,924,146	$12,761,730	$13,863,217	$2,576,122
Open trade equity	970,867	(96,656)	(1,481,122)	50,316
Swaps	—	—	14,912,063	—

Total assets	$10,895,013	$12,665,074	$27,294,158	$2,626,438

Members’ equity	$10,895,013	$12,665,074	$27,294,158	$2,626,438

The statements of income for the six and three months ended June 30, 2008 for the unconsolidated Trading Companies are as follows:

Statements of Income – For the Six Months Ended June 30, 2008	Frontier Trading Company V LLC	Frontier Trading Company VI LLC	Frontier Trading Company IX LLC
Interest income	$217,847	$228,578	$49,372
Net realized gain (loss) on investments, less commissions	7,501,751	2,655,328	1,125,749
Change in open trade equity	891,918	4,360,377	161,567

Net income (loss)	$8,611,516	7,244,283	$1,336,688

Statements of Income – For the Three Months Ended June 30, 2008	Frontier Trading Company V LLC	Frontier Trading Company VI LLC	Frontier Trading Company IX LLC
Interest income	$95,060	$89,168	$21,186
Net realized gain (loss) on investments, less commissions	3,527,828	1,535,984	(89,528)
Change in open trade equity	459,997	3,577,897	224,835

Net income (loss)	$4,082,885	$5,203,049	$156,493

6. Transactions with Affiliates

The Managing Owner contributes funds to the Trust in order to have a 1% interest in the aggregate capital, profits and losses of all Series and in return will receive units designated as general units in the Series in which the Managing Owner invests such funds. The general units may only be purchased by the Managing Owner and may be subject to no advisory fees or advisory fees at reduced rates. Otherwise, the general units hold the same rights as the limited units. The Managing Owner is required to maintain at least a 1% interest (“Minimum Purchase Commitment”) in the aggregate capital, profits and losses of all Series so long as it is acting as the Managing Owner of the Trust. Such contribution was made by the Managing Owner before trading commenced for the Trust and will be maintained throughout the existence of the Trust, and the Managing Owner will make such purchases as are necessary to effect this requirement. Additionally, during 2006, the Managing Owner agreed with certain regulatory bodies to maintain a 1% interest specifically in the Balanced Series Class 1a Units and Balanced Series Class 2a Units, aggregated, and each of the Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series. The 1% interest in these specific Series is included in computing the Minimum Purchase Commitment in aggregate capital. In addition to the General Units the Managing Owner receives in respect of its Minimum Purchase Commitment, the Managing Owner may purchase Limited Units in any Series as a Limited Owner. All Units purchased by the Managing Owner are held for investment purposes only and not for resale.

The Trust has and will continue to have certain relationships with the Managing Owner and its affiliates. However, there have been no direct financial transactions between the Trust and the Directors or Officers of the Managing Owner.

The Balanced Series, in order to make investments in the Campbell/Graham/Tiverton Series, Currency Series, Winton/Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, advances funds to such Series, for the purpose of investing in the respective Trading Company or Trading

Companies for such Series on behalf of the Balanced Series. The Balanced Series and investee Series reflect the changes in values of these investments as “Net change in inter-series receivables/payables” in the Statement of Operations. The Balanced Series is subject to the same allocations of income and fees as the Limited Owners of such Series. As a result of fees charged by the investee Series, fees are not charged by the Balanced Series on the capital allocated to investments in affiliated Series, and the Managing Owner monitors such allocations so that aggregate fees of the investee Series on the Balanced Series investments do not exceed the allowable fees of the Balanced Series as provided in the Trust’s Prospectus.

The following table summarizes the Balanced Series advances to and reductions from other Series of the Trust for the three and six month periods ending June 30, 2008.

	Three Months Ending June 30, 2008
Name of Series	Amount of Investment April 1, 2008	Additions During Period	Reductions During Period	Amount of Investment June 30, 2008	Earnings in Investments in Inter-Series Receivables Net P/L for the Period	Amount of Dividends or Interest	Value June 30, 2008
Currency Series	$4,834,968	$0	$0	4,834,968	(81,840)	—	4,753,128

				4,834,968	(81,840)	—	4,753,128

	Six Months Ending June 30, 2008
Name of Series	Amount of Investment January 1, 2008	Additions During Period	Reductions During Period	Amount of Investment June 30, 2008	Earnings in Investments in Inter-Series Receivables Net P/L for the Period	Amount of Dividends or Interest	Value June 30, 2008
Currency Series	$4,535,784	$0	$0	4,535,784	217,344	—	4,753,128

				4,535,784	217,344	—	4,753,128

The amounts reported on the Statements of Financial Condition for receivable from related parties and payables to related parties are primarily the result of exchanges of Units between Series during the month of June 2008 and for which funds are transferred and these balances are settled in the subsequent month.

Each Series of Units pays to the Managing Owner a monthly management fee equal to a certain percentage of such Series’ assets, calculated on a daily basis. The annual rate of the management fee is 0.5% for the Balanced Series, 2.0% for the Winton Series, Currency Series, Long Only Commodity Series and the Managed Futures Index Series, 2.5% for the Winton/Graham Series and Campbell/Graham/Tiverton Series, and 3.5% for the Long/Short Commodity Series. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for such Series.

Each Series pays to the Managing Owner a monthly trading fee, currently equal to 1/12th of 0.50% of such Series’ Net Asset Value, calculated daily.

Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated by such Series, monthly or quarterly as described in the Prospectus. Because the Balanced Series, Campbell/Graham/Tiverton Series and Long/Short Commodity Series each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Balanced Series, Campbell/Graham/Tiverton Series or the Long/Short Commodity Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee percentage is 25% for the Balanced, 20% for the Winton Series, Currency Series, Winton/Graham Series, Campbell/Graham/Tiverton Series and Long/Short Commodity Series. There is no incentive fee for the Long Only Commodity Series or the Managed Futures Index Series. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

In addition, with respect to Class 1 of each Series, the Series pays monthly to the Managing Owner a service fee at an annualized rate of up to 3.0% (2% for the Long Only Commodity Series and Managed Futures Index Series), which the Managing Owner pays to selling agents of the Trust.

The following table summarizes fees paid or payable to the Managing Owner for the six months ended June 30, 2008.

Series:	Management Fee	Trading (FCM) Fee	Incentive Fee	Service Fee
Balanced	$774,572	$985,935	$7,618,572	$3,104,514
Winton	504,544	125,821	1,767,538	771,641
Campbell/Graham/Tiverton	784,754	193,675	1,035,771	848,165
Currency	82,486	51,973	—	165,399
Winton/Graham	125,006	24,964	470,130	130,596
Long Only Commodity	39,382	15,751	—	57,532
Long/Short Commodity	632,939	90,115	1,243,140	580,144
Managed Futures Index	12,340	3,083	—	9,504

The following table summarizes fees payable to the Managing Owner as of June 30, 2008.

Series:	Management Fee	Trading (FCM) Fee	Incentive Fee	Service Fee
Balanced	$125,504	$169,061	$3,629,078	$426,729
Winton	102,741	25,686	736,304	49,427
Campbell/Graham/Tiverton	172,691	38,454	596,540	104,989
Currency	13,617	9,330	—	12,405
Winton/Graham	28,690	5,738	261,204	14,353
Long Only Commodity	7,271	2,909	—	8,542
Long/Short Commodity	133,157	19,023	680,635	57,669
Managed Futures Index	2,607	652	—	1,223

With respect to the service fees, the initial service fee (for the first 12 months) relating to a sale of the Units is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale. Since the Managing Owner is prepaying the initial service fee for the first year and is being reimbursed therefor by the Series monthly in arrears based upon a corresponding percentage of net asset value, it bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof which may result from variations in net asset value over the following 12 months. For the six months ended June 30, 2008, due to variations in net asset values, amounts paid or payable to the Managing Owner for the difference in monthly service fees from the prepaid initial service fees was $33,202 for the Balanced Series, $16,752 for the Campbell/Graham/ Tiverton Series, $2,706 for the Currency Series, $11,414 for the Winton/Graham Series, $1,982 for the Long Only Commodity Series, $18,207 for the Long/Short Commodity Series and $46,446 for the Winton Series. For the six months ended June 30, 2008, amounts received or receivable from the Managing Owner for the difference in monthly service fees from prepaid initial service fees was $618 for the Managed Futures Index Series.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Campbell/Graham/Tiverton Series, Currency Series and Winton/Graham Series. For the Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner. During the six months ended June 30, 2008, the Trust paid $3,765,630 of such interest income to the Managing Owner.

The Managing Owner pays to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the net asset value of the Trust, for services in connection with the daily valuation of each Series and

Class. The amount paid under this agreement was $567,984 for the six months ended June 30, 2008. Additionally, The Bornhoft Group Corporation provides office space to the Managing Owner, prorates office expenses, and advances certain direct expenses on behalf of the Managing Owner. Under this agreement, the Managing Owner reimbursed The Bornhoft Group Corporation $216,829 for the six months ended June 30, 2008.

Solon Capital, LLC, an affiliate of the Trust, provides product development, product research, strategy and related administrative services on behalf of the Managing Owner. For these services, the Managing Owner paid Solon Capital, LLC, $1,016,660 for the six months ended June 30, 2008.

Equinox Distributors, Inc., a wholly owned subsidiary of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations. Its results are consolidated with the Managing Owner.

7. Financial Highlights

The following information presents the financial highlights of the Fund for the six months ended June 30, 2008 and 2007. This data has been derived from information presented in the financial statements.

	Balanced				Winton
	Class 1	Class 1a	Class 2	Class 2a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2008	$101.46	$90.90	$112.00	$95.47	$113.83	$118.61
Net operating results:
Interest income	0.35	0.31	0.39	0.33	0.36	0.38
Expenses	(5.54)	(4.95)	(4.38)	(3.73)	(6.52)	(4.90)
Net gain/(loss) on investments, net of minority interests	19.20	17.13	21.42	18.14	20.00	20.95
Net income	14.01	12.49	17.43	14.74	13.85	16.43
Net asset value, June 30, 2008	$115.47	$103.39	$129.43	$110.21	$127.68	$135.04

Ratios to average net assets (3)
Net investment gain/(loss)	-9.72%	-9.72%	-6.71%	-6.71%	-10.06%	-7.06%
Expenses before incentive fees	4.40%	4.40%	1.38%	1.38%	5.01%	2.01%
Expenses after incentive fees	10.38%	10.38%	7.37%	7.37%	10.65%	7.66%
Total return before incentive fees (2)	16.05%	15.58%	17.65%	16.67%	13.25%	15.70%
Total return after incentive fees (2)	13.07%	12.60%	14.67%	13.69%	10.44%	12.88%

	Campbell/Graham/Tiverton		Currency		Winton/Graham
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2008	$91.90	$100.20	$100.66	$111.00	$95.04	$104.37
Net operating results:
Interest income	0.28	0.31	0.47	0.52	0.25	0.28
Expenses	(4.48)	(3.36)	(2.72)	(1.30)	(7.18)	(6.27)
Net gain/(loss) on investments, net of minority interests	12.67	13.92	5.51	6.09	23.76	26.34
Net income	8.47	10.87	3.26	5.31	16.84	20.35
Net asset value, June 30, 2008	$100.37	$111.07	$103.92	$116.31	$111.88	$124.72

Ratios to average net assets (3)
Net investment gain/(loss)	-8.86%	-5.86%	-4.37%	-1.36%	-13.28%	-10.38%
Expenses before incentive fees	6.14%	3.14%	5.27%	2.27%	5.52%	2.63%
Expenses after incentive fees	9.46%	6.46%	5.27%	2.27%	13.76%	10.87%
Total return before incentive fees (2)	10.62%	12.01%	2.98%	4.61%	19.82%	21.58%
Total return after incentive fees (2)	8.96%	10.35%	2.98%	4.61%	15.71%	17.48%

	Long Only		Long/Short		Managed Futures Index
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2008	$110.79	$115.04	$101.47	$107.19	$100.59	$104.42
Net operating results:
Interest income	1.22	1.27	1.05	1.12	0.99	1.04
Expenses	(2.39)	(1.18)	(6.57)	(5.26)	(2.34)	(1.32)
Net gain/(loss) on investments, net of minority interests	33.85	35.33	16.60	17.64	10.88	11.32
Net income	32.68	35.42	11.09	13.50	9.53	11.04
Net asset value, June 30, 2008	$143.47	$150.46	$112.56	$120.69	$110.12	$115.46

Ratios to average net assets (3)
Net investment gain/(loss)	-1.86%	0.14%	-10.15%	-7.16%	-2.49%	-0.50%
Expenses before incentive fees	3.80%	1.80%	6.34%	3.35%	4.32%	2.32%
Expenses after incentive fees	3.80%	1.80%	12.09%	9.10%	4.32%	2.32%
Total return before incentive fees (2)	25.85%	26.68%	12.66%	13.99%	7.04%	9.70%
Total return after incentive fees (2)	25.85%	26.68%	9.79%	11.12%	7.04%	9.70%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of minority interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized

	Balanced				Winton
	Class 1	Class 1a	Class 2	Class 2a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2007	$106.66	$95.97	$114.24	$97.88	$105.65	$106.81
Net operating results:
Interest income	1.29	1.10	1.39	1.05	0.85	0.87
Expenses	(3.79)	(3.24)	(2.40)	(1.81)	2.97	(2.10)
Net gain/(loss) on investments, net of minority interests	4.99	4.18	5.44	4.26	(3.09)	3.59
Net income	2.49	2.04	4.43	3.50	0.73	2.36
Net asset value, June 30, 2007	$109.15	$98.01	$118.67	$101.38	$106.38	$109.17

Ratios to average net assets (3)
Net investment gain/(loss)	-4.79%	-4.79%	-1.79%	-1.79%	-6.75%	-3.84%
Expenses before incentive fees	3.93%	3.93%	0.94%	0.94%	5.21%	2.30%
Expenses after incentive fees	7.25%	7.25%	4.25%	4.25%	9.45%	6.54%
Total return before incentive fees (2)	4.11%	4.67%	5.40%	7.56%	9.59%	16.89%
Total return after incentive fees (2)	2.46%	3.02%	3.74%	5.90%	7.48%	14.78%

	Campbell/Graham/Tiverton		Currency		Winton/Graham
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2007	$96.27	$101.86	$101.16	$108.23	$84.70	$90.25
Net operating results:
Interest income	1.38	1.72	2.80	1.70	1.39	1.61
Expenses	(4.41)	(3.75)	(2.62)	(0.74)	(5.01)	(4.28)
Net gain/(loss) on investments, net of minority interests	10.85	11.95	3.95	5.16	14.37	15.65
Net income	7.82	9.92	4.13	6.12	10.75	12.98
Net asset value, June 30, 2007	$104.09	$111.78	$105.29	$114.35	$95.45	$103.23

Ratios to average net assets (3)
Net investment gain/(loss)	-6.50%	-3.50%	0.39%	3.38%	-8.33%	-5.32%
Expenses before incentive fees	5.93%	2.94%	5.59%	2.60%	7.52%	4.51%
Expenses after incentive fees	9.47%	6.47%	5.59%	2.60%	11.54%	8.53%
Total return before incentive fees (2)	10.55%	11.06%	4.24%	6.40%	13.57%	15.81%
Total return after incentive fees (2)	8.78%	9.30%	4.24%	6.40%	11.57%	13.81%

	Long Only Commodity		Long/Short Commodity		Managed Futures Index
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2007	$95.45	$97.13	$100.42	$102.93	$96.75	$98.43
Net operating results:
Interest income	8.23	7.40	1.68	1.90	22.18	20.44
Expenses	(4.73)	(3.37)	(3.81)	(2.80)	(15.28)	(13.26)
Net gain/(loss) on investments, net of minority interests	(1.67)	(1.17)	1.69	1.99	(6.26)	(5.53)
Net income	1.83	2.86	(0.44)	1.09	0.64	1.65
Net asset value, June 30, 2007	$97.28	$99.99	$99.98	$104.02	$97.39	$100.08

Ratios to average net assets (3)
Net investment gain/(loss)	7.12%	9.12%	-4.77%	-1.79%	15.48%	17.48%
Expenses before incentive fees	9.61%	7.62%	6.95%	3.96%	34.26%	32.27%
Expenses after incentive fees	9.61%	7.62%	8.52%	5.54%	34.26%	32.27%
Total return before incentive fees (2)	2.37%	1.45%	0.00%	1.96%	1.67%	4.74%
Total return after incentive fees (2)	2.37%	1.45%	-0.78%	1.18%	1.67%	4.74%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of minority interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized

The following information presents the financial highlights of the Fund for the three months ended June 30, 2008 and 2007. This data has been derived from information presented in the financial statements.

	Balanced				Winton
	Class 1	Class 1a	Class 2	Class 2a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, April 1, 2008	$107.97	$96.68	$120.08	$102.30	$124.60	$130.80
Net operating results:
Interest income	0.06	0.05	0.06	0.06	0.09	0.09
Expenses	(2.68)	(2.40)	(2.08)	(1.78)	(2.89)	(2.07)
Net gain/(loss) on investments, net of minority interests	10.12	9.06	11.36	9.64	5.88	6.22
Net income	7.50	6.71	9.35	7.91	3.08	4.24
Net asset value, June 30, 2008	$115.47	$103.39	$129.43	$110.21	$127.68	$135.04

Ratios to average net assets (3)
Net investment gain/(loss)	-9.60%	-9.60%	-6.60%	-6.60%	-9.07%	-6.08%
Expenses before incentive fees	4.38%	4.38%	1.38%	1.38%	4.95%	1.95%
Expenses after incentive fees	9.81%	9.81%	6.81%	6.81%	9.35%	6.36%
Total return before incentive fees (2)	8.17%	8.11%	8.96%	8.74%	3.96%	4.34%
Total return after incentive fees (2)	6.81%	6.75%	7.60%	7.39%	2.87%	3.24%

	Campbell/Graham/Tiverton		Currency		Winton/Graham
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, April 1, 2008	$96.64	$106.14	$106.50	$118.32	$105.87	$117.14
Net operating results:
Interest income	0.03	0.04	0.10	0.11	0.04	0.04
Expenses	(2.45)	(1.91)	(1.37)	(0.66)	(3.76)	(3.29)
Net gain/(loss) on investments, net of minority interests	6.15	6.80	(1.31)	(1.46)	9.74	10.83
Net income	3.73	4.93	(2.58)	(2.01)	6.01	7.58
Net asset value, June 30, 2008	$100.37	$111.07	$103.92	$116.31	$111.88	$124.72

Ratios to average net assets (3)
Net investment gain/(loss)	-10.07%	-7.07%	-4.89%	-1.89%	-13.81%	-10.83%
Expenses before incentive fees	6.42%	3.42%	5.27%	2.27%	5.56%	2.58%
Expenses after incentive fees	10.22%	7.22%	5.27%	2.27%	13.95%	10.97%
Total return before incentive fees (2)	4.85%	5.61%	-2.40%	-1.72%	8.31%	8.98%
Total return after incentive fees (2)	3.90%	4.66%	-2.40%	-1.72%	6.22%	6.89%

	Long Only		Long/Short		Managed Futures Index
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, April 1, 2008	$122.28	$127.60	$109.25	$116.27	$111.14	$115.95
Net operating results:
Interest income	0.55	0.57	0.46	0.49	0.41	0.43
Expenses	(1.27)	(0.63)	(3.31)	(2.66)	(1.19)	(0.69)
Net gain/(loss) on investments, net of minority interests	21.91	22.92	6.16	6.59	(0.24)	(0.23)
Net income	21.19	22.86	3.31	4.42	(1.02)	(0.49)
Net asset value, June 30, 2008	$143.47	$150.46	$112.56	$120.69	$110.12	$115.46

Ratios to average net assets (3)
Net investment gain/(loss)	-2.17%	-0.18%	-10.42%	-7.43%	-2.90%	-0.91%
Expenses before incentive fees	3.83%	1.83%	6.44%	3.45%	4.42%	2.43%
Expenses after incentive fees	3.83%	1.83%	12.10%	9.11%	4.42%	2.43%
Total return before incentive fees (2)	15.84%	16.36%	4.69%	5.34%	-0.33%	-0.14%
Total return after incentive fees (2)	15.84%	16.36%	3.28%	3.93%	-0.33%	-0.14%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of minority interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized

	Balanced				Winton
	Class 1	Class 1a	Class 2	Class 2a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, April 1, 2007	$99.93	$89.85	$107.84	$92.26	$95.37	$97.14
Net operating results:
Interest income	0.65	0.59	0.71	0.61	0.23	0.71
Expenses	(2.23)	(2.01)	(1.56)	(1.35)	(0.88)	(1.97)
Net gain/(loss) on investments, net of minority interests	10.80	9.58	11.68	9.86	11.66	13.29
Net income	9.22	8.16	10.83	9.12	11.01	12.03
Net asset value, June 30, 2007	$109.15	$98.01	$118.67	$101.38	$106.38	$109.17

Ratios to average net assets (3)
Net investment gain/(loss)	-5.98%	-5.98%	-2.98%	-7.71%	-7.71%	-4.77%
Expenses before incentive fees	3.98%	3.98%	0.98%	5.29%	5.29%	2.35%
Expenses after incentive fees	8.44%	8.44%	5.45%	10.39%	10.39%	7.45%
Total return before incentive fees (2)	9.80%	9.65%	10.58%	10.78%	10.78%	10.72%
Total return after incentive fees (2)	8.68%	8.53%	9.47%	9.51%	9.51%	9.45%

	Campbell/Graham/Tiverton		Currency		Winton/Graham
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, April 1, 2007	$87.26	$93.02	$98.14	$105.79	$75.73	$81.29
Net operating results:
Interest income	0.67	0.72	1.33	1.44	0.60	0.65
Expenses	(3.01)	(2.45)	(1.36)	(0.64)	(3.28)	(2.84)
Net gain/(loss) on investments, net of minority interests	19.17	20.49	7.18	7.76	22.40	24.13
Net income	16.83	18.76	7.15	8.56	19.72	21.94
Net asset value, June 30, 2007	$104.09	$111.78	$105.29	$114.35	$95.45	$103.23

Ratios to average net assets (3)
Net investment gain/(loss)	-9.78%	-6.79%	-0.10%	2.89%	-12.49%	-9.49%
Expenses before incentive fees	5.97%	2.98%	5.31%	2.32%	7.19%	4.19%
Expenses after incentive fees	12.59%	9.59%	5.31%	2.32%	15.28%	12.28%
Total return before incentive fees (2)	19.20%	19.69%	6.80%	10.49%	24.93%	25.75%
Total return after incentive fees (2)	17.55%	18.04%	6.80%	10.49%	22.91%	23.73%

	Long Only Commodity		Long/Short Commodity		Managed Futures Index
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, April 1, 2007	$98.87	$101.11	$101.03	$104.33	$90.06	$92.08
Net operating results:
Interest income	5.39	5.53	0.95	0.98	8.12	8.34
Expenses	(2.92)	(2.49)	(2.00)	(1.29)	(5.47)	(5.15)
Net gain/(loss) on investments, net of minority interests	(4.06)	(4.16)	0.00	(0.00)	4.68	4.81
Net income	(1.59)	(1.12)	(1.05)	(0.31)	7.33	8.00
Net asset value, June 30, 2007	$97.28	$99.99	$99.98	$104.02	$97.39	$100.08

Ratios to average net assets (3)
Net investment gain/(loss)	10.15%	12.16%	-4.17%	-1.19%	11.40%	13.40%
Expenses before incentive fees	11.99%	9.99%	6.66%	3.68%	23.56%	21.56%
Expenses after incentive fees	11.99%	9.99%	7.92%	4.94%	23.56%	21.56%
Total return before incentive fees (2)	-1.74%	-1.11%	-0.91%	0.14%	7.88%	8.78%
Total return after incentive fees (2)	-1.74%	-1.11%	-1.22%	-0.18%	7.88%	8.78%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of minority interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized

8. Off-Balance Sheet Risk

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

In addition to market risk, trading futures, and forward contracts and Swaps entails credit risk in that a counterparty will not be able to meet its obligations to a Trading Company. The counterparty for futures contracts traded in the U.S. and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions. Some non-U.S. exchanges, in contrast to U.S. exchanges are principals’ markets in which performance is the responsibility only of the individual counterparty with whom the Trading Company has entered into the transaction with and not of the exchange or clearing corporation. In these kinds of markets, there is risk of bankruptcy or other failure or refusal to perform by the counterparty.

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

To manage the counterparty credit risk associated with all cash management and trading counterparties with whom the Trust does business, the Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Risk.

9. Subsequent Events

On August 5, 2008, the Balanced Series advanced an additional $11,000,000 to the Currency Series for the purpose of investing in the respective Trading Company for the Currency Series. The Balanced Series advances to the Currency Series participate on a pari passu basis with the Class 2 Units of the Currency Series. The Balanced Series reflect the change in value of the investments as “Net change in inter-series receivables” in the Statement of Operations.

The Currency Series liquidated its total return Swap on the FX Concepts Global Currency Program as of July 31, 2008. Effective August 8, 2008, the Currency Series invested $12,000,000 in total return swap linked to certain underlying investments as directed by the Managing Owner.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and tables should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report and our 2007 Annual Report on Form 10-K for the year ended December 31, 2007.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the futures commission merchants in accordance with CFTC segregation requirements. At June 30, 2008, cash deposited at the clearing brokers was $39,154,037 for the Balanced Series, $11,807,862 for the Winton Series, $7,880,067 for the Campbell/Graham/Tiverton Series, $893,116 for the Currency Series, $3,435 for the Long Only Commodity Series and $1,210,671 for the Long/Short Commodity Series. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each week. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress of the U.S. or any certificate of deposit for any of the foregoing, including U.S. Treasury bonds, U.S. Treasury bills and issues of agencies of the U.S. government, and certain cash equivalent such as money market funds, certificates of deposit (under nine months) and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Campbell/Graham/Tiverton Series, Currency Series and Winton/Graham Series. For the Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner.

Approximately 10% to 20% of the Trust’s assets are expected to be committed as required margin for futures contracts and forward and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forwards and Swaps. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets may be held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 74% to 88% of the Trust’s assets will normally be invested in cash equivalents and short term investments, such as money market funds, certificates of deposit (under nine months) and time deposits and held by the futures commodity merchants, the over-the-counter counterparties and by U.S. Federally chartered banks. Including cash held at US Bank, total cash and cash equivalents held at these institutions were $51,199,070 for the Balanced Series, $36,590,099 for the Winton Series, $31,473,925 for the Campbell/Graham/Tiverton Series, $5,658,911 for the Currency Series, $16,136,277 for the Winton/Graham Series, $2,811,431 for the Long Only Commodity Series, $26,481,086 for the Long/Short Commodity Series and $1,111,533 for the Managed Futures Index Series.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Balanced Series

The Balanced Series – Class 1 Net Asset Value gained 6.9% and 9.2%, respectively, for the three months ended June 30, 2008 and 2007, net of fees and expenses; the Balanced Series – Class 1a Net Asset Value gained 6.9% and 9.1%, respectively, for the three months ended June 30, 2008 and 2008, net of fees and expenses; the Balanced Series – Class 2 Net Asset Value gained 7.8% and 10.0%, respectively, for the three months ended June 30, 2008 and 2007, net of fees and expenses; the Balanced Series – Class 2a Net Asset Value gained 7.7% and 9.9%, respectively, for the three months ended June 30, 2008 and 2007, net of fees and expenses.

For the three months ended June 30, 2008, the Balanced Series recorded net gain on investments of $ 26,988,921, net interest of $136,293, and total expenses of $5,911,656, resulting in a net increase in Owners’ capital from operations of $17,899,499 after minority interests of ($3,314,109). For the three months ended June 30, 2007 the Balanced Series recorded net gain on investments of $43,725,366, net interest of $1,793,704, and total expenses of $5,754,916, resulting in a net increase in Owners’ capital from operations of $25,741,932 after minority interests of ($14,022,222).

During 2007, the Balanced Series, through Frontier Trading Company I, LLC, engaged in a fund option transaction, whereby the Balanced Series obtains exposure to the performance of additional commodity funds held by a counterparty to the option, for the purpose of further diversification among trading advisors and styles. The Trust does not have transparency to the underlying investments of these commodity funds, so the returns from this program cannot be characterized.

Please see additional discussion under “Six Months Ended June 30, 2008 Compared to six Months Ended June 30, 2007 – Balanced Series.”

Winton Series

The Winton Series – Class 1 Net Asset Value gained 2.5% and 11.5%, respectively, for the three months ended June 30, 2008 and 2007, net of fees and expenses; the Winton Series – Class 2 Net Asset Value gained 3.2% and 12.4%, respectively, for the three months ended June 30, 2008 and 2007, net of fees and expenses.

For the three months ended June 30, 2008, the Winton Series recorded net gain on investments of $5,462,727, net interest of $49,907, and total expenses of $1,586,978, resulting in a net increase in Owners’ capital from operations of $2,095,748 after minority interests of ($1,829,908). For the three months ended June 30, 2007, the Winton Series recorded net gain on investments of $2,002,258, net interest of $120,310, and total expenses of $413,175, resulting in a net increase in Owners’ capital from operations of $1,709,393.

Please see additional discussion under “Six Months Ended June 30, 2008 Compared to six Months Ended June 30, 2007 – Winton Series.”

Campbell/Graham/Tiverton Series

The Campbell/Graham/Tiverton Series – Class 1 Net Asset Value gained 3.9% and 19.3%, respectively, for the three months ended June 30, 2008 and 2007, net of fees and expenses; the Campbell/Graham/Tiverton Series – Class 2 Net Asset Value gained 4.6% and 20.2%, respectively for the three months ended June 30, 2008 and 2007, net of fees and expenses.

For the three months ended June 30, 2008, the Campbell/Graham/Tiverton Series recorded net gain on investments of $ 5,242,267, net interest of $22,394, and total expenses of $1,560,307, resulting in a net increase in Owners’ capital from operations of $2,502,476 after minority interests of ($ 1,201,878). For the three months ended June 30, 2007, the Campbell/Graham Series recorded net gain on investments of $13,790,166, net interest of $417,669, and total expenses of $1,820,579, resulting in a net increase in Owners’ capital from operations of $10,524,015 after minority interests of ($1,863,241).

The Campbell/Graham/Tiverton Series was previously designated as the “Campbell/Graham Series,” and trading for the Series was directed only by Campbell and Graham. In May 2008, the Campbell/Graham Series was renamed the “Campbell/Graham/Tiverton Series” as Tiverton was added as a Trading Advisor to the Series. Please see additional discussion under “Six Months Ended June 30, 2008 Compared to six Months Ended June 30, 2007 – Campbell/Graham/Tiverton Series.”

Currency Series

The Currency Series – Class 1 Net Asset Value lost 2.4% and gained 7.3%,respectively, for the three months ended June 30, 2008 and 2007, net of fees and expenses; the Currency Series – Class 2 Net Asset Value lost 1.7% and gained 8.1%, respectively for the three months ended June 30, 2008 and 2007, net of fees and expenses.

For the three months ended June 30, 2008, the Currency Series recorded net loss on investments of ($148,804), net interest of $11,758, and total expenses of $158,173, resulting in a net decrease in Owners’ capital from operations of ($295,219). For the three months ended June 30, 2007, the Currency Series recorded net gain on investments of $565,874, net interest of $105,559, and total expenses of $104,653, resulting in a net increase in Owners’ capital from operations of $566,780.

All commodity interest positions of the Currency Series during 2008 were within the Currencies sector.

Please see additional discussion under “Six Months Ended June 30, 2008 Compared to six Months Ended June 30, 2007 – Currency Series.”

Winton/Graham Series

The Winton/Graham Series – Class 1 Net Asset Value gained 5.7% and 26.0%,respectively, for the three months ended June 30, 2008 and 2007, net of fees and expenses; the Winton/Graham Series – Class 2 Net Asset Value gained 6.5% and 27.0%, respectively for the three months ended June 30, 2008 and 2007, net of fees and expenses.

For the three months ended June 30, 2008, the Winton/Graham Series recorded net gain on investments of $1,292,494, net interest of $4,749, and total expenses of $445,477, resulting in a net increase in Owners’ capital from operations of $851,766. For the three months ended June 30, 2007, the Graham Series recorded net gain on investments of $1,863,241, net interest of $49,773, and total expenses of $257,665, resulting in a net increase in Owners’ capital from operations of $1,655,349.

The Winton/Graham Series was previously designated as the “Graham Series,” and trading for the Series was directed only by Graham. In May 2008, the Graham Series was renamed the “Winton/Graham Series” as Winton was added as a Trading Advisor to the Series. Please see additional discussion under “Six Months Ended June 30, 2008 Compared to six Months Ended June 30, 2007 – Winton/Graham Series.”

Long Only Commodity Series

The Long Only Commodity Series – Class 1 Net Asset Value gained 17.3% and lost 1.6%, respectively, for the three months ended June 30, 2008 and 2007, net of fees and expenses; the Long Only Commodity Series – Class 2 Net Asset Value gained 17.9% and lost 1.1% respectively, for the three months ended June 30, 2008 and 2007, net of fees and expenses.

For the three months ended June 30, 2008, the Long Only Commodity Series recorded net gain on investments of $1,097,768, net interest of $27,595, and total expenses of $61,931, resulting in a net increase in Owners’ capital from operations of $1,063,432. For the three months ended June 30, 2007, the Long Only Commodity Series recorded net loss on investments of $191,148, net interest of $247,243, and total expenses of $132,822, resulting in a net decrease in Owners’ capital from operations of $76,727.

Please see additional discussion under “Six Months Ended June 30, 2008 Compared to six Months Ended June 30, 2007 – Long Only Commodity Series.”

Long/Short Commodity Series

The Long/Short Commodity Series – Class 1 Net Asset Value gained 3.0% and lost 1.0%, respectively, for the three months ended June 30, 2008 and 2007, net of fees and expenses; the Long/Short Commodity Series – Class 2 Net Asset Value gained 3.8% and lost 0.3%, respectively, for the three months ended June 30, 2008 and 2007, net of fees and expenses.

For the three months ended June 30, 2008, the Long/Short Commodity Series recorded net gain on investments of $7,810,933, net interest of $201,383, and total expenses of $1,411,547, resulting in a net increase in Owners’ capital from operations of $1,606,510 after minority interests of ($4,994,259). For the three months ended June 30, 2007, the Long/Short Commodity Series recorded net loss on investments of $748,661, net interest of $268,564, and total expenses of $547,419, resulting in a net decrease in Owners’ capital from operations of $323,650 after minority interests of $703,866.

Please see additional discussion under “Six Months Ended June 30, 2008 Compared to six Months Ended June 30, 2007 – Long/Short Commodity Series.”

Managed Futures Index Series

The Managed Futures Index Series – Class 1 Net Asset Value lost 0.9% and gained 8.1%, respectively, for the three months ended June 30, 2008 and 2007, net of fees and expenses; the Managed Futures Index Series – Class 2 Net Asset Value lost 0.4% and gained 8.7%, respectively, for the three months ended June 30, 2008 and 2007, net of fees and expenses.

For the three months ended June 30, 2008 the Managed Futures Index Series recorded a net gain on investments of $4,927, net interest of $5,777, and total expenses of $14,951, resulting in a net decrease in Owners’ capital from operations of ($4,247). For the three months ended June 30, 2007, the Managed Futures Index Series recorded a net gain on investments of $33,435, net interest of $57,326, and total expenses of $38,269, resulting in a net increase in Owners’ capital from operations of $52,492.

Please see additional discussion under “Six Months Ended June 30, 2008 Compared to six Months Ended June 30, 2007 – Managed Futures Index Series.”

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Market Conditions for Six Months Ended June 30, 2008

January 2008

Interest Rates

In response to widespread fear of a U.S. recession, interest rate futures on both sides of the Atlantic and across the entire curve climbed steadily for most of the month. The U.S. Federal Reserve cut the Fed Funds rate by 1.25% during January after the release of weaker than expected U.S. growth statistics and amid concerns that more debt write-offs are on the horizon. A late-month pullback after very high volatility, particularly in the European rate futures, was not enough to counter the significant increase in futures prices during the beginning of the month.

Currencies

The Federal Reserve’s rate cuts, which brought the Fed Funds rate down to 3%, contributed to the decline of the U.S. Dollar Index which finished the month down 2%. The Euro and the Japanese Yen strengthened against the U.S. Dollar, finishing up 1.9% and 5% respectively. The British Pound finished the month nearly unchanged against the U.S. Dollar.

Stock Indices

Widespread fear of a U.S. recession contributed to steep declines in all major U.S. Stock Market indices in January. The Dow Jones Industrial Average (DJIA) fell precipitously the first part of the month, finishing at 12,650, down 4.6%. The S&P 500 index and the NASDAQ Composite finished down 6.0% and 9.9% respectively. Stock indices in Europe and Asia also fell significantly during January. DAX index futures fell 15%, CAC-40 futures were down 13.2% and FTSE Index futures were lower by 9.3%. Nikkei index futures dropped as well, finishing lower by 11%.

Energy

After setting a new all-time intraday high of $99.77/bbl on January 3rd, March crude oil futures reversed course, finishing down 4.2% at $91.75/bbl after reports of larger than expected increases in crude oil and gasoline inventories. Gasoline and heating oil futures for March delivery also dropped during the month, finishing lower by 6.5% and 4.1% respectively. Natural gas futures prices finished higher by 7.4%.

Metals

Gold futures prices soared to a record high after the Federal Reserve’s rate cuts in January, which boosted the metal’s appeal as a stable investment. Gold futures gained 9.9% during January and surged to an all-time high of $942/oz on January 30th, finishing at $928/oz for the month. Silver futures also strengthened during the month and reached a new 25-year intraday high, finishing up 13.9%. Platinum and Copper futures finished up 14% and 8.5% respectively.

Commodities

Soybean and corn futures continued their upward paths, finishing higher by 5% and 10% respectively. Wheat also strengthened, finishing higher by 5%. Coffee and cocoa futures gained during the latter part of January, settling up 1.4% and 14.3%. Live cattle futures dropped sharply during the first part of the month, finishing down 4.3%.

February 2008

Interest Rates

After declining for most of the month, U.S. interest rate futures across the entire curve shot upwards in the last few trading sessions to finish mixed for the month. European interest rate futures behaved similarly.

Currencies

The U.S. Dollar Index plummeted even further in February and finished down 2.2% at another new record low monthly close. The Euro and the Australian Dollar strengthened against the U.S. Dollar, finishing up 2.1% and 4.3% respectively. The British Pound gained 0.1% against the U.S. Dollar, while the Canadian Dollar finished the month nearly unchanged against its U.S. counterpart.

Stock Indices

All major U.S. Stock Market indices continued to weaken in February. The DJIA finished at 12,266.4, down 3.0%. The S&P 500 Index and the NASDAQ Composite finished down 3.5% and 5.0% respectively. Stock indices in Europe fell as well in February. CAC-40 futures fell 2.8%, DAX index futures were down 3.2% but FTSE Index futures finished slightly higher.

Energy

In February, energy prices surged as investors sought refuge in commodities to offset a slowing economy and a declining U.S. dollar. Crude oil futures for April delivery hit a new all-time high on February 29th, finishing up 11.1% at $101.84/bbl. Natural gas and heating oil futures for March delivery also strengthened during the month, finishing higher by 16.0% and 11.9% respectively. Gasoline futures prices finished higher by 6.4%.

Metals

Gold futures continued to strengthen during February and surged to a new all-time high of $975/oz on February 29th, finishing up 5.1% for the month. Platinum and palladium futures prices also rallied to new all-time highs during the month, finishing up 25.5% and 44.9% respectively. Silver futures also strengthened, finishing up 16.5%.

Commodities

Soybean futures prices have rallied sharply since August of last year, resulting in the highest prices in three decades. Soybean futures for May delivery surged to an all-time high on February 29th, finishing up 18.9% for the month. Corn futures also continued their upward path, finishing 8.4% for February. Wheat futures strengthened as well and hit an all-time intraday high on February 27th, finishing the month up 14.9%. Coffee, sugar and cocoa futures also gained during the month, settling up 18.6%, 13.7% and 18.0%, respectively. Lean hog futures dropped sharply the latter part of February, finishing down 9.8%. Cotton futures rose to new all-time highs, finishing the month higher by 19.3%.

March 2008

Interest Rates

Weakening U.S. economic data led the U.S. Federal Reserve to lower its target for the Fed Funds rate by 75 basis points on March 18th. US interest rate futures across the entire curve declined after the rate cut, to finish mixed for the month. European interest rate futures across the entire curve dropped precipitously during the latter part of March and finished lower for the month.

Currencies

The Federal Reserve’s rate cut in March, which brought the Fed Funds rate down to 2.25%, contributed to further weaken the U.S. Dollar Index. The U.S. Dollar Index which measures the performance of the U.S. Dollar against a basket of currencies, finished down 2.6% at another new record low monthly close. The Euro reached a new all time high against the U.S. Dollar, finishing up 4.0%. The Japanese Yen also strengthened against the U.S. Dollar, finishing up 4.1%. The Canadian Dollar and the Australian Dollar weakened against their U.S. counterpart, finishing down 3.7% and 1.9% respectively.

Stock Indices

The DJIA weakened in the beginning of March, but recouped some of the loss to finish nearly unchanged. The S&P 500 Index finished down 0.6% and NASDAQ Composite finished up 1.9%. Stock indices in Europe fell slightly in March. FTSE index futures dropped by 2.9%, CAC-40 futures fell 1.2% and DAX index futures finished lower by 2.3%.

Energy

Crude oil futures hit a new intra-day high on March 17th, but later pulled back after several days of high volatility to finish the month nearly unchanged. Gasoline futures prices also experienced high volatility mid-month, and finished lower by 2.2%. Natural gas and heating oil futures for May delivery strengthened, finishing up 7.3% and 4.7% respectively.

Metals

The combination of a declining U.S. dollar, low interest rates and surging inflation have been contributing to the rise in gold futures prices during the last couple of months. After hitting a new intra-day high on March 17th, gold futures for June delivery tumbled the latter part of the month, finishing down 6.0% at $921.50/oz. Other precious metals futures prices also dropped after lower than expected U.S. interest rate cuts. Silver futures for May delivery fell 13.1% and platinum futures for July delivery finished down 6.6%. Copper futures finished the month nearly unchanged.

Commodities

Corn futures continued to strengthen in March, finishing higher by 1.9%. Soybean futures, which have been on an upward path since August of last year, dropped precipitously in March to finish lower by 22.08%. Wheat futures for May delivery also weakened, finishing down 14.5%. Coffee, sugar and cocoa futures followed the same path, finishing lower by 23.6%, 20.0% and 16.4% respectively. After reaching new all time highs on March 5th, cotton futures also dropped sharply during the latter part of the month, finishing down 15.3%. Lean hog futures and live cattle futures also finished lower by 11.0% and 8.0% respectively.

April 2008

Interest Rates

The Federal Open Market Committee decided on April 30th to lower its target for the Fed Funds rate by 25 basis points, down to 2%. U.S. interest rate futures across the entire curve dropped the latter part of April to finish lower for the month. European interest rate futures across the entire curve behaved similarly and dropped the latter part of April, finishing lower for the month.

Currencies

The US Dollar, which has been on a downward path for most of the year, strengthened during the latter part of April after reports of weak economic data from Europe. The U.S. Dollar Index reversed its downtrend and finished the month up 1%. The Euro, which reached a new all time high against the U.S. Dollar in March, weakened against the U.S. Dollar and finished lower by 1%. The Japanese Yen also weakened against the U.S. Dollar, finishing down 4.1%. The Australian Dollar and the Canadian Dollar gained against their U.S. counterpart, finishing up 3.3% and 1.8% respectively.

Stock Indices

The Dow Jones Industrial Average (DJIA) recouped some of the loss from previous months, finishing up 4.5% for April. The S&P 500 Index also finished higher by 4.8%. The NASDAQ Composite finished up 5.9%. Stock indices in Europe strengthened as well during the month. FTSE index futures gained 6.3%, CAC-40 futures finished higher by 6.0% and DAX index futures finished up 5.2%.

Energy

Crude oil futures surged to new all time highs on April 28th after widespread concerns about disruptions in the supply of crude oil. A strike at Scotland’s largest oil refinery closed a pipeline system that delivers a third of Britain’s North Sea oil to its refineries. Rebel attacks in Nigeria, Africa’s largest oil producer, also caused concerns about supply disruptions and contributed to the upward pressure on crude oil prices. Crude oil futures for June delivery finished the month up 12.2% at $113.46/bbl. Gasoline futures prices and heating oil futures prices also strengthened in April, finishing higher by 10.8% and 10.6% respectively. Natural gas futures prices for June delivery finished the month up 6.5%.

Metals

Gold futures, which hit new intra-day highs in March, fell the latter part of April to finish lower by 6.1% at $865/oz. Other precious metals futures prices also dropped in April. Silver futures and Platinum futures for July delivery fell 4.6% and 5.3% respectively. Palladium futures prices finished lower by 6.1%. Copper finished the month slightly up, 1.9%.

Agriculturals

Corn futures continued their upward path, finishing up 5.2% for April. Soybean futures recouped some of the March loss, settling up 8.1%. Cocoa futures for July delivery also strengthened, finishing up 18.2%. Wheat futures for July delivery continued to weaken, finishing lower by 14.5%. Sugar and cotton futures also weakened during the month, finishing lower by 2.6% and 2.2% respectively. Coffee futures for July delivery finished the month higher by 4.2%. Lean Hogs and Live Cattle recouped some of the March loss, finishing up 8.1% and 6.5% respectively.

May 2008

Interest Rates

The US Federal Reserve lowered its target for the Fed Funds rate to 2% on April 30th, after weaker than expected economic activity, lower household and business spending and softening labor markets. U.S. interest rate futures across the entire curve dropped the latter part of May to finish lower for the month. European interest rate futures across the entire curve also finished lower for the month.

Currencies

During May the U.S. dollar stabilized against most other major currencies. For the second month in a row the U.S. Dollar Index finished the month slightly up, 0.5%. The Euro weakened against the U.S. Dollar and finished lower by 0.4%. The Japanese Yen also weakened against the U.S. Dollar, finishing down 1.5%. The Australian Dollar and the Canadian Dollar continued to gain against their U.S. counterpart, finishing up 1.3% and 1.4% respectively. The British pound finished nearly unchanged against the U.S. Dollar.

Stock Indices

The Dow Jones Industrial Average (DJIA) dropped the latter part of May, finishing down 1.4%. The S&P 500 Index finished the month higher by 1.1%. The NASDAQ Composite finished up 4.6%. Stock indices in Europe finished mixed for the month. FTSE index futures fell 0.6%, CAC-40 futures finished higher by 2.3% and DAX index futures finished up 2.2%.

Energy

Crude oil futures surged to new all time highs in May. Crude oil futures for July delivery finished the month up 13.0% at $127.35/bbl. Gasoline futures prices and Heating oil futures prices also continued to strengthen in May, finishing higher by 15.5% and 15.7% respectively. Natural gas futures prices for July delivery finished the month up 6.6%.

Metals

Gold futures finished the month up 2.5%, settling at 891.50/oz. Silver futures for July delivery dropped the latter part of May, to finish lower by 1.6%. Platinum recouped some of the April loss, up 4.1% for the month. Palladium futures prices finished higher by 2.9%. Copper futures for July delivery finished lower by 7.6%.

Agriculturals

Wheat futures, which have been on a downward path since mid March, continued to weaken, finishing down 4.9%. Soybean and soybean oil futures finished the month up 3.8% and 5.1% respectively. Sugar, cotton and orange juice futures for July delivery continued to weaken, settling down 15.2%, 7.6% and 9.6%. Lean hogs and live cattle continued to strengthen, finishing up 3.7% and 2.9%. Corn, coffee and cocoa futures finished slightly down 2.1%, 1.1% and 1.9% respectively.

June 2008

Interest Rates

The Federal Open Market Committee decided on June 25th to keep its target for the Federal Funds rate at 2 percent. Federal Reserve policymakers, along with foreign central bank officials, have expressed greater concerns about inflation, stressing the importance of keeping inflation expectations contained. US interest rate futures across the entire curve dropped the first part of June, but bounced back the latter part of the month to finish higher. European interest rate futures across the entire curve dropped the first part of June to finish lower for the month.

Currencies

The U.S. Dollar Index finished the month slightly down, falling by 0.6%. The Euro strengthened against the U.S. Dollar and finished higher by 1.3%. The British Pound also strengthened against the U.S. Dollar, finishing up 0.5%. The Australian Dollar gained against its U.S. counterpart, up 0.3%. The Canadian Dollar weakened against the U.S. Dollar, finishing down 2.8%. The Japanese Yen also weakened against the U.S. dollar, finishing down 0.7%.

Stock Indices

All major U.S. stock market indices weakened in June. The DJIA dropped precipitously during the month, finishing lower by 10.2%. The S&P 500 Index finished the month down 8.6%. The NASDAQ Composite fell 9.1% in June. Stock indices in Europe finished lower as well. FTSE index futures fell 7.4%, CAC-40 futures finished down 12.1% and DAX index futures finished lower by 10.2%.

Energy

Energy prices have risen sharply since the beginning of the year. Crude oil futures surged to new all time highs in June. Crude oil futures for August delivery finished the month up 9.8% at $140/bbl. Gasoline futures prices and heating oil futures prices for August delivery also continued to strengthen, finishing higher by 5.8% and 5.9% respectively. Natural gas futures prices, which have been on an upward path since December last year, finished the month up 13.2%.

Metals

Gold futures finished the month up 4.1%, settling at $928/oz. Silver futures for September delivery also strengthened, finishing higher by 3.2%. Platinum and Palladium futures finished the month up 2.8% and 5.9% respectively. Copper futures recouped the May loss, finishing higher by 7.6%.

Agriculturals

Grains continued their rally from the previous months. Virtually all information from USDA and farmers points to great stress in the grain markets. After a wet spring and late plantings for both corn and soybeans, flooding has now destroyed hundreds of thousands of acres of crops in the Midwest. In June, December 2008 futures contracts for corn finished up 20.8% reaching record highs of nearly $8.00 per bushel. Soybean and soybean oil futures also strengthened, finishing up 16.2% and 7.7% respectively. Wheat futures reversed its downward trend and finished the month up 10.5%. Coffee, cocoa and sugar futures also strengthened during the month, finishing up 12.4%, 16.2% and 14.6% respectively. Lean hogs dropped the latter part of June, finishing lower by 10.2%.

Market Conditions for Six Months Ended June 30, 2007

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

Currencies

The U.S. Dollar started the month strongly, but then fell into a narrow trading range for the remainder of January. The British Pound gained 0.3%, the Japanese Yen was down 1.3%, and the Euro decreased 1.3% against the U.S. Dollar. The Canadian Dollar fell by 1.0% against the U.S. Dollar and gained 0.3% against the Euro.

Stock Indices

Stock markets continued the upward trend that began last June. The S&P 500 finished the month up 1.4% and the NASDAQ Composite was higher by 2%. The blue-chip Dow Jones Industrial Index continued to set new all-time highs during January, culminating with an intraday high of 12,657.0 and finishing the month up 1.3% at 12,621.7. In Europe, futures on the German DAX finished the month up just over 3% while French CAC-40 futures were up 0.6%. Japanese Nikkei 225 futures finished the month higher by nearly 1%.

Energy

The petroleum markets went into a tailspin the first half of the month and finished lower despite a sharp recovery in the second half of January. After being down nearly 18% in the middle of the month, crude oil finished the month lower by 6.8% at $58.14. Heating oil was little changed, but gasoline blendstock lost 6.5%. Colder weather swept though much of the U.S., driving natural gas futures higher by 17.9%.

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

Currencies

The U.S. Dollar moved steadily downward against most major currencies in February, with the sole exception being the British Pound, which was only slightly lower. The Japanese Yen was up 1.8% and the Euro increased 1.5% against the U.S. Dollar. The Canadian Dollar climbed 0.6% against the U.S. Dollar and fell 0.9% against the Euro.

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

Currencies

The U.S. Dollar continued to fall in March, finishing down 0.8% as measured by the U.S. Dollar Index (a benchmark that measures the Dollar’s value against a basket of foreign currencies). The Japanese Yen was up 0.6% and the Euro increased nearly 1% against the U.S. Dollar. The Canadian Dollar climbed 1.4% against the U.S. Dollar and 0.4% against the Euro.

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

Currencies

The U.S. Dollar continued to drop in April, finishing lower by 1.8% as measured by the U.S. Dollar Index. The Japanese Yen was down 1.5% and the Euro climbed nearly 2.2% against the U.S. Dollar, driving the Euro/Yen cross rate to a new record high, up 3.6%. The Canadian Dollar skyrocketed nearly 4% against the U.S. Dollar and 1.8% against the Euro.

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

Currencies

After flirting with all-time lows in April, the U.S. Dollar Index recovered slightly in May, gaining 1% during the month. The Japanese Yen continued to fall, down an additional 1.8% against the U.S. Dollar, and the Euro fell 1.4%, driving the Euro/Yen cross rate to another new record high, up 0.4%. While the Australian Dollar was little changed, the Canadian Dollar continued its meteoric rise, climbing nearly 4% against the U.S. Dollar for the second month in a row and 5.3% against the Euro.

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

Currencies

The U.S. Dollar showed remarkable strength in the beginning of June, but then retreated along with interest rates to finish the month off by 0.5%. The Japanese Yen continued its long decline, down an additional 1.1% against the U.S. Dollar. The Euro, however, climbed 0.7%, driving the Euro/Yen cross-rate to another new record high, up 1.8%. After pausing for six weeks, the Australian Dollar resumed its upward trend, up 2.5% against the U.S. currency. It was the Canadian Dollar’s turn to pause, climbing only 0.4% against the U.S. Dollar and falling slightly against the Euro.

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

Balanced Series

2008

The Balanced Series – Class 1 Net Asset Value gained 13.8% for the six months ended June 30, 2008, net of fees and expenses; the Balanced Series – Class 1a Net Asset Value gained 13.7% for the six months ended June 30, 2008, net of fees and expenses; the Balanced Series – Class 2 Net Asset Value gained 15.6% for the six months ended June 30, 2008, net of fees and expenses; the Balanced Series – Class 2a Net Asset Value gained 15.4% for the six months ended June 30, 2008, net of fees and expenses.

For the six months ended June 30, 2008, the Balanced Series recorded net gain on investments of $ 55,473,645, net interest of $834,442, and total expenses of $12,483,593, resulting in a net increase in Owners’ capital from operations of $ 34,121,527 after minority interests of ($ 9,702,967). The Net Asset Value per Unit, Class 1, increased from $101.46 at December 31, 2007, to $115.47 at June 30, 2008. For Class 1a, the Net Asset Value per Unit increased from $90.90 at December 31, 2007, to $103.39 at June 30, 2008. The Net Asset Value per Unit, Class 2, increased from $112.00 at December 31, 2007, to $129.43 June 30, 2008. For Class 2a, the Net Asset Value per Unit increased from $95.47 at December 31, 2007, to $110.21 at June 30, 2008. Total Class 1 subscriptions and redemptions for the six months were $11,529,557 and $30,168,611, respectively. Total Class 1a subscriptions and redemptions for the six month period were $281,049 and $625,626, respectively. Total Class 2 subscriptions and redemptions for the six months were $2,038,937 and $4,985,466, respectively. Total Class 2a subscriptions and redemptions for the six month period were $18,900 and $130,400, respectively. Ending capital at June 30, 2008, was $212,318,379 for Class 1, $6,044,120 for Class 1a, $49,982,022 for Class 2 and $1,320,192 for Class 2a. At December 31, 2007, ending capital was $204,740,748 for Class 1, $5,638,500 for Class 1a, $45,954,042 for Class 2 and $1,251,556 for Class 2a.

The Balanced Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2008, for additional information regarding these sectors.

Sector Attribution for the Balanced Series

2007

The Balanced Series – Class 1 Net Asset Value gained 2.3% for the six months ended June 30, 2007, net of fees and expenses; the Balanced Series – Class 1a Net Asset Value gained 2.1% for the six months ended June 30, 2007, net of fees and expenses; the Balanced Series – Class 2 Net Asset Value gained 3.9% for the six months ended June 30, 2007, net of fees and expenses; the Balanced Series – Class 2a Net Asset Value gained 3.6% for the six months ended June 30, 2007, net of fees and expenses.

For the six months ended June 30, 2007, the Balanced Series recorded net gain on investments of $21,873,313, net interest of $3,515,558, and total expenses of $9,595,608, resulting in a net increase in Owners’ capital from operations of $7,758,094 after minority interests of ($8,035,169). The Net Asset Value per Unit, Class 1, increased from $106.66 at December 31, 2006, to $109.15 at June 30, 2007. For Class 1a, the Net Asset Value per Unit increased from $95.97 at December 31, 2006, to $98.01 at June 30, 2007. The Net Asset Value per Unit, Class 2, increased from $114.24 at December 31, 2006, to $118.67 June 30, 2007. For Class 2a, the Net Asset Value per Unit increased from $97.88 at December 31, 2006, to $101.38 at June 30, 2007. Total Class 1 subscriptions and redemptions for the six months were $33,844,393 and $22,948,693, respectively. Total Class 1a subscriptions and redemptions for the six month period were $1,914,242 and $640,665, respectively. Total Class 2 subscriptions and redemptions for the six months were $7,979,095 and $5,446,332, respectively. Total Class 2a subscriptions and redemptions for the six month period were $682,760 and $0, respectively. Ending capital at June 30, 2007, was $241,128,267 for Class 1, $5,624,646 for Class 1a, $52,990,324 for Class 2 and $1,406,629 for Class 2a. At December 31, 2006, ending capital was $224,559,900 for Class 1, $4,203,865 for Class 1a, $48,581,401 for Class 2 and $661,806 for Class 2a.

The Balanced Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2007, for additional information regarding these sectors.

Sector Attribution for the Balanced Series

Winton Series

2008

The Winton Series – Class 1 Net Asset Value gained 12.2% for the six months ended June 30, 2008, net of fees and expenses; the Winton Series – Class 2 Net Asset Value gained 13.9% for the six months ended June 30, 2008, net of fees and expenses.

For the six months ended June 30, 2008, the Winton Series recorded net gain on investments of $11,640,138, net interest of $186,228, and total expenses of $3,169,544, resulting in a net increase in Owners’ capital from operations of $6,826,914 after minority interests of ($1,829,908). The Net Asset Value per Unit, Class 1, increased from $113.83 at December 31, 2007, to $127.68 as of June 30, 2008. The Net Asset Value per Unit, Class 2, increased from $118.61 at December 31, 2007, to $135.04 as of June 30, 2008. Total Class 1 subscriptions for the six months were $25,294,191 and redemptions were $1,876,404. Total Class 2 subscriptions and redemptions for the six month period were $0, and $194,925, respectively. Ending capital at June 30, 2008, was $64,478,935 for Class 1 and $11,610,002 for Class 2. Ending capital at December 31, 2007, was $35,664,260 for Class 1 and $10,374,901 for Class 2.

The Winton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2008, for additional information regarding these sectors.

Sector Attribution for the Winton Series

2007

The Winton Series – Class 1 Net Asset Value gained 0.7% for the six months ended June 30, 2007, net of fees and expenses; the Winton Series – Class 2 Net Asset Value gained 2.2% for the six months ended June 30, 2007, net of fees and expenses.

For the six months ended June 30, 2007, the Winton Series recorded net gain on investments of $1,410,914, net interest of $145,643, and total expenses of $451,566, resulting in a net increase in Owners’ capital from operations of $1,104,991. The Net Asset Value per Unit, Class 1, increased from $105.65 at December 31, 2006, to $106.38 as of June 30, 2007. The Net Asset Value per Unit, Class 2, increased from $106.81 at December 31, 2006, to $109.17 as of June 30, 2007. Total Class 1 subscriptions for the six months were $15,051,609 and redemptions were $161,472. Total Class 2 subscriptions and redemptions for the six month period were $8,633,253, and $44,242, respectively. Ending capital at June 30, 2007, was $15,753,839 for Class 1 and $9,477,945 for Class 2. Ending capital at December 31, 2006, was $356,924 for Class 1 and $290,721 for Class 2.

The Winton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2007, for additional information regarding these sectors.

Sector Attribution for the Winton Series

Campbell/Graham/Tiverton Series

2008

The Campbell/Graham/Tiverton Series – Class 1 Net Asset Value gained 9.2% for the six months ended June 30, 2008, net of fees and expenses; the Campbell/Graham/Tiverton Series – Class 2 Net Asset Value gained 10.8% for the six months ended June 30, 2008, net of fees and expenses.

For the six months ended June 30, 2008, the Campbell/Graham/Tiverton Series recorded net gain on investments of $ 10,755,828, net interest of $186,534, and total expenses of $ 2,862,365, resulting in a net increase in Owners’ capital from operations of $5,686,203 after minority interests of ($2,393,794). The Net Asset Value per Unit, Class 1, increased from $91.90 at December 31, 2007, to $100.37 as of June 30, 2008. The Net Asset Value per Unit, Class 2, increased from $100.20 at December 31, 2007, to $111.07 as of June 30, 2008. Total Class 1 subscriptions for the six months ended June 30, 2008, were $5,497,799 and redemptions were $6,307,796. Total Class 2 subscriptions and redemptions for the six months ended June 30, 2008, were $481,613, and $777,284, respectively. Ending capital at June 30, 2008, was $59,797,752 for Class 1 and $6,133,687 for Class 2. Ending capital at December 31, 2007, was $55,530,902 for Class 1 and $5,820,002 for Class 2.

The Campbell/Graham/Tiverton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2007, for additional information regarding these sectors.

Sector Attribution for the Campbell/Graham/Tiverton Series

2007

The Campbell/Graham/Tiverton Series – Class 1 Net Asset Value gained 8.1% for the six months ended June 30, 2007, net of fees and expenses; the Campbell/Graham/Tiverton Series – Class 2 Net Asset Value gained 9.7% for the six months ended June 30, 2007, net of fees and expenses.

For the six months ended June 30, 2007, the Campbell/Graham/Tiverton Series recorded net gain on investments of $8,106,126, net interest of $855,639, and total expenses of $2,621,517, resulting in a net increase in Owners’ capital from operations of $5,116,718 after minority interests of ($1,223,530). The Net Asset Value per Unit, Class 1, increased from $96.27 at December 31, 2006, to $104.09 as of June 30, 2007. The Net Asset Value per Unit, Class 2, increased from $101.86 at December 31, 2006, to $111.78 as of June 30, 2007. Total Class 1 subscriptions for the six months ended June 30, 2007, were $7,294,646 and redemptions were $3,529,345. Total Class 2 subscriptions and redemptions for the six months ended June 30, 2007, were $703,818, and $2,803,929, respectively. Ending capital at June 30, 2007, was $57,050,061 for Class 1 and $5,925,328 for Class 2. Ending capital at December 31, 2006, was $48,843,314 for Class 1 and $7,350,167 for Class 2.

The Campbell/Graham/Tiverton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2007, for additional information regarding these sectors.

Sector Attribution for the Campbell/Graham/Tiverton Series

Currency Series

2008

The Currency Series – Class 1 Net Asset Value gained 3.2% for the six months ended June 30, 2008, net of fees and expenses; the Currency Series – Class 2 Net Asset Value gained 4.8% for the six months ended June 30, 2008, net of fees and expenses.

For the six months ended June 30, 2008, the Currency Series recorded net gain on investments of $614,512, net interest of $53,654, and total expenses of $299,858, resulting in a net increase in Owners’ capital from operations of $368,308. The Net Asset Value per Unit, Class 1, increased from $100.66 at December 31, 2007, to $103.92 as of June 30, 2008. The Net Asset Value per Unit, Class 2, increased from $111.00 at December 31, 2007, to $116.31 as of June 30, 2008. Total Class 1 subscriptions and redemptions for the six months ending June 30, 2008 were $2,845,725, and $769,516, respectively. Total Class 2 subscriptions and redemptions for the six months ending June 30, 2008, were $54,750 and $6,364, respectively. Ending capital at June 30, 2008, was $12,196,894 for Class 1 and $888,016 for Class 2. Ending capital at December 31, 2007, was $9,791,812 for Class 1 and $800,194 for Class 2.

The Currency Series may have both long and short exposure to the Currencies sector only. See comments above under Market Conditions for Six Months Ended June 30, 2008, for additional information regarding these sectors.

Because all returns are from the Currencies sector, there are no Sector Attribution charts for the Currency Series.

2007

The Currency Series – Class 1 Net Asset Value gained 4.1% for the six months ended June 30, 2007, net of fees and expenses; the Currency Series – Class 2 Net Asset Value gained 5.7% for the six months ended June 30, 2007, net of fees and expenses.

For the six months ended June 30, 2007, the Currency Series recorded net gain on investments of $320,308, net interest of $233,837, and total expenses of $212,070, resulting in a net increase in Owners’ capital from operations of $342,075. The Net Asset Value per Unit, Class 1, increased from $101.16 at December 31, 2006, to $105.29 as of June 30, 2007. The Net Asset Value per Unit, Class 2, increased from $108.23 at December 31, 2006, to $114.35 as of June 30, 2007. Total Class 1 subscriptions and redemptions for the three months ending June 30, 2007 were $1,823,315, and $155,616, respectively. Total Class 2 subscriptions and redemptions for the six months ending June 30, 2007, were $1,074,500 and $283,430, respectively. Ending capital at June 30, 2007, was $8,872,959 for Class 1 and $1,314,512 for Class 2. Ending capital at December 31, 2006, was $6,891,891 for Class 1 and $494,736 for Class 2.

The Currency Series may have both long and short exposure to the Currencies sector only. See comments above under Market Conditions for Six Months Ended June 30, 2007, for additional information regarding these sectors.

Because all returns are from the Currencies sector, there are no Sector Attribution charts for the Currency Series.

Winton/Graham Series

2008

The Winton/Graham Series – Class 1 Net Asset Value gained 17.7% for the six months ended June 30, 2008, net of fees and expenses; the Winton/Graham Series – Class 2 Net Asset Value gained 19.5% for the six months ended June 30, 2008, net of fees and expenses.

For the six months ended June 30, 2008, the Winton/Graham Series recorded net gain on investments of $2,562,863, net interest of $27,745, and total expenses of $750,696, resulting in a net increase in Owners’ capital from operations of $1,839,912. The Net Asset Value per Unit, Class 1, increased from $ 95.04 at December 31, 2007, to $111.88 as of June 30, 2008. The Net Asset Value per Unit, Class 2, increased from $104.37 at December 31, 2007, to $124.72 as of June 30, 2008. Total Class 1 subscriptions and redemptions for the six months were $9,004,795 and $564,089, respectively. Total Class 2 subscriptions and redemptions for the six months were $2,497,364 and $34,803, respectively. Ending capital at June 30, 2008, was $15,923,517 for Class 1 and $4,688,645 for Class 2. Ending capital at December 31, 2007, was $6,060,207 for Class 1 and $1,808,776 for Class 2.

The Winton/Graham Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2008, for additional information regarding these sectors.

Sector Attribution for the Winton/Graham Series

2007

The Winton/Graham Series – Class 1 Net Asset Value gained 12.7% for the six months ended June 30, 2007, net of fees and expenses; the Winton/Graham Series – Class 2 Net Asset Value gained 14.4% for the six months ended June 30, 2007, net of fees and expenses.

For the six months ended June 30, 2007, the Winton/Graham Series recorded net gain on investments of $1,147,390, net interest of $115,154, and total expenses of $385,070, resulting in a net increase in Owners’ capital from operations of $877,474. The Net Asset Value per Unit, Class 1, increased from $84.70 at December 31, 2006, to $95.45 as of June 30, 2007. The Net Asset Value per Unit, Class 2, increased from $90.25 at December 31, 2006, to $103.23 as of June 30, 2007. Total Class 1 subscriptions and redemptions for the six months were $224,427 and $1,297,109, respectively. There were no Class 2 subscriptions for the six months ended June 30, 2007. Class 2 redemptions were $551,191 for the six month period. Ending capital at June 30, 2007, was $5,525,371 for Class 1 and $1,769,062 for Class 2. Ending capital at December 31, 2006, was $5,991,337 for Class 1 and $2,049,495 for Class 2.

The Winton/Graham Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2007, for additional information regarding these sectors.

Sector Attribution for the Winton/Graham Series

Long Only Commodity Series

2008

The Long Only Commodity Series – Class 1 Net Asset Value gained 29.5% for the six months ended June 30, 2008, net of fees and expenses; the Long Only Commodity Series – Class 2 Net Asset Value gained 30.8% for the six months ended June 30, 2008, net of fees and expenses.

For the six months ended June 30, 2008, the Long Only Commodity Series recorded net gain on investments of $1,643,993, net interest of $59,377, and total expenses of $112,665, resulting in a net increase in Owners’ capital from operations of $1,590,705. The Net Asset Value per Unit, Class 1, increased from $110.79 at December 31, 2007 to $143.47 as of June 30, 2008. The Net Asset Value per Unit, Class 2, increased from $115.04 at December 31, 2007, to $150.46 as of June 30, 2008. Total Class 1 subscriptions and redemptions for the six months were $1,290,287 and $426,102, respectively. Total Class 2 subscriptions and redemptions for the six months were $108,500 and $18,003, respectively. Ending capital at June 30, 2008, was $7,087,223 for Class 1 and $488,232 for Class 2. Ending capital at December 31, 2007, was $4,730,889 for Class 1 and $299,179 for Class 2.

The Long Only Commodity Series may have long-only exposure in the Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2008, for additional information regarding these sectors.

The Long Only Commodity Series invests approximately equally in the Jefferies Commodity Performance Index and the Reuters/Jefferies CRB Index. There are no Sector Attribution charts for the Long Only Commodity Series.

2007

The Long Only Commodity Series – Class 1 Net Asset Value gained 1.9% for the six months ended June 30, 2007, net of fees and expenses; the Long Only Commodity Series – Class 2 Net Asset Value gained 2.9% for the six months ended June 30, 2007, net of fees and expenses.

For the six months ended June 30, 2007, the Long Only Commodity Series recorded net loss on investments of $56,686, net interest of $378,698, and total expenses of $215,871, resulting in a net increase in Owners’ capital from operations of $106,141. The Net Asset Value per Unit, Class 1, increased from $95.45 at December 31, 2006 to $97.28 as of June 30, 2007. The Net Asset Value per Unit, Class 2, increased from $97.13 at December 31, 2006, to $99.99 as of June 30, 2007. Total Class 1 subscriptions and redemptions for the six months were $882,020 and $1,120,823, respectively. Total Class 2 subscriptions and redemptions for the six months were $123,883 and $35,288, respectively. Ending capital at June 30, 2007, was $4,186,383 for Class 1 and $206,415 for Class 2. Ending capital at December 31, 2006, was $4,321,464 for Class 1 and $115,401 for Class 2.

The Long Only Commodity Series may have long-only exposure in the Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2007, for additional information regarding these sectors.

The Long Only Commodity Series invests approximately equally in the Jefferies Commodity Performance Index and the Reuters/Jefferies CRB Index. There are no Sector Attribution charts for the Long Only Commodity Series.

Long/Short Commodity Series

2008

The Long/Short Commodity Series – Class 1 Net Asset Value gained 10.9% for the six months ended June 30, 2008, net of fees and expenses; the Long/Short Commodity Series – Class 2 Net Asset Value gained 12.6% for the six months ended June 30, 2008, net of fees and expenses.

For the six months ended June 30, 2008, the Long/Short Commodity Series recorded net gain on investments of $14,342,482, net interest of $419,153, and total expenses of $2,546,338, resulting in a net increase in Owners’ capital from operations of $4,303,482 after minority interests of ($7,911,815). The Net Asset Value per Unit, Class 1, increased from $101.47 at December 31, 2007, to $112.56 as of June 30, 2008. The Net Asset Value per Unit, Class 2, increased from $107.19 at December 31, 2007, to $120.69 as of June 30, 2008. Total Class 1 subscriptions and redemptions for the six months were $16,083,793 and $2,616,688, respectively. Total Class 2 subscriptions and redemptions for the six months were $1,488,431 and $138,492, respectively. Ending capital at June 30, 2008, was $48,364,193 for Class 1 and $5,507,969 for Class 2. Ending capital at December 31, 2007, was $31,092,746 for Class 1 and $3,658,890 for Class 2.

The Long/Short Commodity Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2008, for additional information regarding these sectors.

Sector Attribution for the Long/Short Commodity Series

2007

The Long/Short Commodity Series – Class 1 Net Asset Value lost 0.4% for the six months ended June 30, 2007, net of fees and expenses; the Long/Short Commodity Series – Class 2 Net Asset Value gained 1.1% for the six months ended June 30, 2007, net of fees and expenses.

For the six months ended June 30, 2007, the Long/Short Commodity Series recorded net loss on investments of $1,394,545, net interest of $481,561, and total expenses of $1,054,055, resulting in a net decrease in Owners’ capital from operations of $149,410 after minority interests of $1,817,629. The Net Asset Value per Unit, Class 1, decreased from $100.42 at December 31, 2006, to $99.98 as of June 30, 2007. The Net Asset Value per Unit, Class 2, increased from $102.93 at December 31, 2006, to $104.02 as of June 30, 2007. Total Class 1 subscriptions and redemptions for the six months were $10,995,825 and $1,813,495, respectively. Total Class 2 subscriptions and redemptions for the six months were $460,183 and $364,162, respectively. Ending capital at June 30, 2007, was $28,479,912 for Class 1 and $2,825,106 for Class 2. Ending capital at December 31, 2006, was $19,478,595 for Class 1 and $2,697,482 for Class 2.

The Long/Short Commodity Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2007, for additional information regarding these sectors.

Sector Attribution for the Long/Short Commodity Series

Managed Futures Index Series

2008

The Managed Futures Index Series – Class 1 Net Asset Value gained 9.5% for the six months ended June 30, 2008, net of fees and expenses; the Managed Futures Index Series – Class 2 Net Asset Value gained 10.6% for the six months ended June 30, 2008, net of fees and expenses.

For the six months ended June 30, 2008 the Managed Futures Index Series recorded a net gain on investments of $116,472, net interest of $12,128, and total expenses of $24,927, resulting in a net increase in Owners’ capital from operations of $103,673. The Net Asset Value per Unit, Class 1, increased from $100.59 at December 31, 2007, to $110.12 as of June 30, 2008. The Net Asset Value per Unit, Class 2, increased from $104.42 at December 31, 2007, to $115.46 as of June 30, 2008. Total Class 1 subscriptions and redemptions for the six months were $708,950 and $90,387, respectively. Total Class 2 subscriptions and redemptions for the six months were $44,800 and $13,038, respectively. Ending capital at June 30, 2008, was $1,307,579 for Class 1 and $403,868 for Class 2. Ending capital at December 31, 2007, was $621,740 for Class 1 and $335,709 for Class 2.

The Managed Futures Index Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2008, for additional information regarding these sectors.

Sector Attribution for the Managed Futures Index Series

2007

The Managed Futures Index Series – Class 1 Net Asset Value gained 0.7% for the six months ended June 30, 2007, net of fees and expenses; the Managed Futures Index Series – Class 2 Net Asset Value gained 1.7% for the six months ended June 30, 2007, net of fees and expenses.

For the six months ended June 30, 2007 the Managed Futures Index Series recorded a net loss on investments of $35,973, net interest of $152,732, and total expenses of $104,579, resulting in a net increase in Owners’ capital from operations of $12,180. The Net Asset Value per Unit, Class 1, increased from $96.75 at December 31, 2006, to $97.39 as of June 30, 2007. The Net Asset Value per Unit, Class 2, increased from $98.43 at December 31, 2006, to $100.08 as of June 30, 2007. Total Class 1 subscriptions and redemptions for the six months were $199,685 and $78,743, respectively. Total Class 2 subscriptions for the six months ended June 30, 2007 were $30,000. There were no redemptions. Ending capital at June 30, 2007, was $630,260 for Class 1 and $85,591 for Class 2. Ending capital at December 31, 2006, was $500,070 for Class 1 and $52,659 for Class 2.

The Managed Futures Index Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2007, for additional information regarding these sectors.

Sector Attribution for the Managed Futures Index Series

Critical Accounting Policies and Estimates

The financial statements of the Trust in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and serve to update the Trust’s 2007 Annual Report on Form 10-K (“Form 10-K”). These financial statements do not include all of the information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods. Accordingly, they should be read in conjunction with the financial information contained in the Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations for the interim periods disclosed herein are not necessarily indicative of results that may be expected for the full year or any future period.

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

Allocation of Trading Profits or Losses—Each Series of the Trust offers two classes of Units – Class 1 and Class 2. All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that Class 1 Units of each Series bear certain expenses related to the servicing of such Units. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading profits and losses of each Series are allocated daily to Class 1 and Class 2 Units based on each Class’ relative owners’ capital balance.

Each Series allocates funds to a subsidiary Trading Company, or Trading Companies, of the Trust. Each Trading Company allocates all of its daily trading profits or losses to the Series in proportion to each Series’ funds allocated to the Trading Company, adjusted on a daily basis. As of June 30, 2008, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Companies.

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

In addition to market risk, trading futures, forward contracts and Swaps entails credit risk in that a counterparty will not be able to meet its obligations to a Trading Company. The counterparty for futures contracts traded in the U.S.

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

To manage the counterparty credit risk associated with all cash management and trading counterparties with whom the Trust does business, the Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. See Part I, Item 8, Notes to Financial Statements as of June 30, 2008, Off-Balance Sheet Risk.

Contractual Obligations

None.

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

Value at Risk by Market Sectors

The following table presents the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of June 30, 2008 and December 31, 2007. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Balanced Series:

	June 30, 2008		December 31, 2007
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$2,234,534	0.8%	$4,141,800	1.6%
Currencies	$3,224,893	1.2%	$12,550,205	4.9%
Stock Indices	$12,069,728	4.5%	$16,386,874	6.4%
Metals	$2,485,947	0.9%	$2,218,094	0.9%
Agriculturals/Softs	$1,774,590	0.7%	$5,268,753	2.0%
Energy	$2,069,331	0.8%	$2,427,354	0.9%
Total:	$23,859,023	8.9%	$42,993,080	16.7%

Winton Series:

	June 30, 2008		December 31, 2007
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$441,712	0.6%	$926,827	2.0%
Currencies	$265,016	0.3%	$912,891	2.0%
Stock Indices	$842,670	1.1%	$396,460	0.9%
Metals	$50,406	0.1%	$321,324	0.7%
Agriculturals/Softs	$334,787	0.4%	$458,927	1.0%
Energy	$600,164	0.8%	$285,114	0.6%
Total:	$2,534,755	3.3%	$3,301,543	7.2%

Currency Series:

	June 30, 2008		December 31, 2007
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$0	0%	$0	0%
Currencies	$2,004,187	15.3%	$1,416,836	13.4%
Stock Indices	$0	0%	$0	0%
Metals	$0	0%	$0	0%
Agriculturals/Softs	$0	0%	$0	0%
Energy	$0	0%	$0	0%
Total:	$2,004,187	15.3%	$1,416,836	13.4%

Winton/Graham Series:

	June 30, 2008		December 31, 2007
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$112,504	0.5%	$12,456	0.2%
Currencies	$844,403	4.1%	$528,103	6.7%
Stock Indices	$391,024	1.9%	$41,051	0.5%
Metals	$14,296	0.1%	$19,450	0.2%
Agriculturals/Softs	$134,697	0.7%	$12,621	0.2%
Energy	$217,206	1.1%	$15,508	0.2%
Total:	$1,714,130	8.4%	$629,189	8.0%

Campbell/Graham/Tiverton Series:

	June 30, 2008		December 31, 2007
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$360,398	0.5%	$1,069,340	1.7%
Currencies	$3,238,019	4.9%	$6,743,483	11.0%
Stock Indices	$1,705,560	2.6%	$2,393,573	3.9%
Metals	$18,693	0.0%	$528,218	0.9%
Agriculturals/Softs	$205,886	0.3%	$54,560	0.1%
Energy	$480,061	0.7%	$364,034	0.6%
Total:	$6,008,617	9.0%	$11,153,208	18.2%

Long Only Commodity Series:

	June 30, 2008		December 31, 2007
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	—	0.0%	—	0.0%
Currencies	—	0.0%	—	0.0%
Stock Indices	—	0.0%	—	0.0%
Metals	$160,800	2.1%	$120,000	2.4%
Agriculturals/Softs	$227,800	3.0%	$170,000	3.4%
Energy	$281,400	3.7%	$210,000	4.2%
Total:	$670,000	8.8%	$500,000	10.0%

Long/Short Commodity Series:

	June 30, 2008		December 31, 2007
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$144,005	0.3%	$64,368	0.2%
Currencies	$12,430	0.0%	$31,556	0.1%
Stock Indices	$221,455	0.4%	$65,182	0.2%
Metals	$207,249	0.4%	$182,014	0.5%
Agriculturals/Softs	$998,415	1.9%	$1,147,408	3.3%
Energy	$1,024,508	1.9%	$362,885	1.0%
Total:	$2,608,062	4.9%	$1,853,413	5.3%

Managed Futures Index Series:

	June 30, 2008		December 31, 2007
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$7,332	0.4%	$15,078	1.6%
Currencies	$69,521	4.1%	$32,901	3.4%
Stock Indices	$51,263	3.0%	$4,399	0.5%
Metals	$5,974	0.3%	$6,421	0.7%
Agriculturals/Softs	$12,179	0.7%	$6,504	0.7%
Energy	$12,931	0.8%	$7,777	0.8%
Total:	$159,200	9.3%	$73,080	7.7%

(1)	As of June 30, 2008, the Balanced Series was invested in the Currency Series. The Balanced Series effective ownership in this Series as of June 30, 2008, was 26.6%. Including its investment in this Series, total value at risk for the Balanced Series would be $24,393,059, or 9.0% of capitalization as of June 30, 2008.
(2)	As of June 30, 2008, the Balanced Series was invested in a Swap with a notional value of $89,886,858. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of June 30, 2008, by market sector.

Interest rates

Interest rate risk is one of the principal market exposures of each Series. Interest rate movements directly affect the price of interest rate futures positions held and indirectly the value of a Trading Company’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact profitability. The primary interest rate exposure is to interest rate fluctuations in the U.S. and the other G-8 countries. However, the Trading Companies also may take futures positions on the government debt of smaller nations. The Managing Owner anticipates that G-8 interest rates will remain the primary market exposure of each Trading Company and accordingly each Series for the foreseeable future. The changes in interest rates which are expected to have the most effect on the Series are changes in long-term, as opposed to short-term rates. Most of the speculative positions to be held by the Trading Companies will be in medium- to long-term instruments. Consequently, even a material change in short-term rates is expected to have little effect on the Series if the medium- to long-term rates remain steady. The first two percent (2.0%) of interest income per annum earned by the Trust for the Balanced Series (Class 1 and Class 2 only), Winton Series, Campbell/Graham/Tiverton Series, Currency Series and Winton/Graham Series is paid to the Managing Owner. In addition, if interest rates fall below 0.75%, the Managing Owner is paid the difference between the Trust’s annualized income interest and 0.75%. Interest income above 2.0% per these Series is retained by the Series. Interest income earned by the Trust for the Balanced Series (Class 1a and 2a), Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series is allocated twenty percent (20.0%) being paid to the Managing Owner and eighty percent (80.0%) retained by these Series.

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

The Trading Advisors’ positions are subject to speculative limits. The Commodity Futures Trading Commission and domestic exchanges have established speculative position limits on the maximum futures position which any person, or group of persons acting in concert, may hold or control in particular futures contracts or options on futures contracts traded on U.S. commodity exchanges. Under current regulations, other accounts of the Trading Advisors are combined with the positions held by them on behalf of the applicable Trading Company for position limit purposes. This trading could preclude additional trading in these commodities by the Trading Advisors for the accounts of the Series.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, the Trust evaluated the effectiveness of the design of its disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934) as of June 30, 2008 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, disclosure controls and procedures were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust required to be included in the Trust’s periodic SEC filings.

Changes in Internal Control Over Financial Reporting

There were no changes made in internal controls during this reporting period that have materially affected or are reasonably likely to materially affect the Trust’s internal controls or financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM 1A.	RISK FACTORS.

There have been no material changes to the risk factors relating to The Frontier Fund from those previously disclosed in the Trust’s Annual Report on Form 10-K for its fiscal year ended December 31, 2007, under the caption “Item 1A. Risk Factors.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

1.1	Form of Selling Agent Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

1.2	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents**

1.3	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents***

1.4	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents***

1.6	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents ****

1.7	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

4.1	Declaration of Trust and Amended and Restated Trust Agreement of the Registrant (annexed to the Prospectus as Exhibit A)****

4.2	Form of Subscription Agreement (annexed to the Prospectus as Exhibit B)****

4.3	Form of Exchange Request (annexed to the Prospectus as Exhibit C)****

4.4	Form of Request for Redemption (annexed to the Prospectus as Exhibit D)****

4.5	Form of Request for Additional Subscription (annexed to the Prospectus as Exhibit E)****

4.6	Form of Application for Transfer of Ownership / Re-registration Form (annexed to the Prospectus as Exhibit F)****

4.7	Form of Privacy Notice (annexed to the Prospectus as Exhibit G)****

10.1	Form of Amended and Restated Escrow Agreement among the Registrant, Equinox Fund Management, LLC, Bornhoft Group Securities Corporation and the U.S. Bank National Association, Denver Colorado***

10.2	Form of Brokerage Agreement between each Trading Company and UBS Securities, LLC*

10.21	Form of Brokerage Agreement between each Trading Company and Banc of America Futures Incorporated*

10.22	Form of Brokerage Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London**

10.23	Form of Brokerage Agreement between each Trading Company and Man Financial Inc. ***

10.24	Form of Amendment Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London***

10.25	Form of Brokerage Agreement between each Trading Company and Fimat USA, LLC+

10.3	Form of Advisory Agreement among the Registrant, the Trading Company, Equinox Fund Management, LLC, and each Trading Advisor****

10.31	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Long Only Commodity Series of the Registrant***

10.32	Form of License Agreement among Jefferies Financial Products, LLC, Reuters America LLC, the Registrant and Equinox Fund Management, LLC***

10.33	Form of License Agreement among Jefferies Financial Products, the Registrant and Equinox Fund Management, LLC***

10.34	Form of Guaranty made by Jefferies Group, Inc. in favor of Frontier Trading Company VIII, LLC***

10.35	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Currency Series of the Registrant***

10.36	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Managed Futures Index Series of the Registrant***

10.37	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Balanced Series of the Registrant

10.4	Form of Cash Management Agreement between Equinox Fund Management, LLC and Merrill Lynch**

10.41	Form of Cash Management Agreement between Equinox Fund Management, LLC and STW Fixed Income Management Ltd.***

10.5	Form of single-member limited liability company operating agreement governing each Trading Company***

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.2	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.3	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.4	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.5	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.6	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.7	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.8	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.9	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.10	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.11	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.12	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.13	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.14	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.15	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.16	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.17	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.18	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.9	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Previously filed as like-numbered exhibit to the initial filing or the first, second, third or fourth pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-108397 and incorporated by reference herein.
**	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-119596 and incorporated by reference herein.
***	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-129701 and incorporated by reference herein.
****	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the second post-effective amendment to Registration Statement No. 333-140240 and incorporated by reference herein.
+	Previously filed as like-numbered exhibit to Form 10-Q for the period ended September 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Frontier Fund
(Registrant)

Date: August 12, 2008	By:	/s/ Brent Bales
Brent Bales
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Balanced Series,
a Series of The Frontier Fund
(Registrant)

Date: August 12, 2008	By:	/s/ Brent Bales
Brent Bales
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winton/Graham Series,
a Series of The Frontier Fund
(Registrant)

Date: August 12, 2008	By:	/s/ Brent Bales
Brent Bales
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winton Series,
a Series of The Frontier Fund
(Registrant)

Date: August 12, 2008	By:	/s/ Brent Bales
Brent Bales
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Campbell/Graham/Tiverton Series,
a Series of The Frontier Fund
(Registrant)

Date: August 12, 2008	By:	/s/ Brent Bales
Brent Bales
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Currency Series,
a Series of The Frontier Fund
(Registrant)

Date: August 12, 2008	By:	/s/ Brent Bales
Brent Bales
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Long Only Commodity Series,
a Series of The Frontier Fund
(Registrant)

Date: August 12, 2008	By:	/s/ Brent Bales
Brent Bales
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Long/Short Commodity Series,
a Series of The Frontier Fund
(Registrant)

Date: August 12, 2008	By:	/s/ Brent Bales
Brent Bales
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Managed Futures Index Series,
a Series of The Frontier Fund
(Registrant)

Date: August 12, 2008	By:	/s/ Brent Bales
Brent Bales
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund